Form 10KSB
period 2003-11-30
NATURAL GOLF CORP
filed 2004-03-01
CIK 1039387

As filed with the Securities and Exchange Commission on March 1, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission File No. 001-31919

Natural Golf Corporation

(Name of small business issuer in its charter)

Illinois	36-3745860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 East Business Center Drive, Suite 400 Mount Prospect, Illinois 60056 (847) 321-4000

(Address, including zip code, and telephone number, including area code of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class of Securities to be Registered	Name of Each Exchange on Which Registered
Common Stock, no par value per share	American Stock Exchange

Securities registered under Section 12(g) of the Securities Exchange Act:

Title of Each Class of Securities to be Registered	Name of Each Exchange on Which Registered
None	None

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports).  Yes  ☒    No  ☐

Check whether the issuer has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year : $9,744,221

The aggregate market value of the common stock held by non-affiliates (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), computed by reference to the closing price of such stock as of February 23, 2004, was $12,448,335.

At February 23, 2004, 5,082,566 shares of the registrant’s common stock (no par value per share) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2004 are incorporated by reference into Part III hereof.

Transitional Small Business Issuer:  Yes  ☐  No  ☒

NATURAL GOLF CORPORATION

INDEX

			Page No.
Part I.

Item	1.	Description of Business	1
Item	2.	Description of Property	15
Item	3.	Legal Proceedings	15
Item	4.	Submission of Matters to a Vote of Security Holders	15

Part II.

Item	5.	Market for Common Equity and Related Stockholder Matters	16
Item	6.	Management’s Discussion and Analysis	18
Item	7.	Financial Statements	28
Item	8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	28
Item	8A.	Controls and Procedures	28

Part III.

Item	9.	Directors and Executive Officers of the Registrant	29
Item	10.	Executive Compensation	29
Item	11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	29
Item	12.	Certain Relationships and Related Transactions	29
Item	13.	Exhibits and Reports on Form 8-K	29

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other facets, including those identified in “Risk Factors” below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-KSB may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this form 10-KSB with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Risk Factors.”

Item 1.  Description of Business.

OVERVIEW

We are a golf instruction and equipment company focused on delivering a total system for improving the play of golfers of all abilities.  We produce and sell instructional video tapes explaining our Natural Golf swing system, offer golf schools through a network of instructors certified to teach the Natural Golf system, and manufacture and sell golf equipment specifically developed for the golfer using the Natural Golf swing system.

The Natural Golf swing system places the grip in the palm of the hands, not in the fingers; and extends the arms to create a “single-plane swing”.  This reduces club head and body rotation, creating a simpler, easier to learn, more “natural” motion.  The stance is wider, which tends to minimize the turning of the hips.

We market and sell directly to consumers, including the new golfer, the high handicapper, the good golfer wanting to improve, the occasional golfer, the woman golfer and the golfer with bad back or arthritis.  To attract golfers to the Natural Golf system, we market an instructional kit that includes full-color-instruction book and instructional videotapes on the Natural Golf swing and short game.  The second edition of this instructional kit, called the Natural Golf Swing System, was introduced in December 2002.  We advertise these instructional kits primarily through infomercials aired on cable and broadcast outlets, including The Golf Channel, and direct response print advertisements placed in national circulation newspapers and magazines, including USA Today, The Wall Street Journal, Golf Magazine and Golf Digest.

As a direct marketer, we have developed a database of Natural Golf instructional kit purchasers as well as other golfers who have inquired about the Natural Golf swing system and its benefits.  This database provides the foundation for our direct marketing campaigns to promote attendance at one of approximately 162 Natural Golf instruction schools across the United States and the purchase of specially designed, custom-fitted Natural Golf clubs.  Our direct marketing efforts include the Natural Golfer magazine published six times each year, a full-time telemarketing staff, the Natural Golf website, e-mail mailings, and automated customer relationship management tools.  These cost-effective direct marketing programs attempt to capture all of the golf-related spending of Natural Golf customers.

We were incorporated on December 28, 1990 as an Illinois corporation.  In April 1997, Thomas Herskovits, our Chairman, and Andrew Wyant, our President, acquired a controlling interest in us.  As of January 1, 2001, we split our operations into three wholly-owned subsidiaries, of which Natural Golf Corporation is the parent company.  These subsidiaries were established and divided based on source of revenue production: Natural Golf Products for product sales generated from infomercials and other media advertising, the Internet and telemarketing efforts, Natural Golf Field Sales for product sales generated from the field sales group consisting primarily of certified instructors, and Natural Golf Schools for revenue generated from golf schools and instruction.  We produce and manufacture instructional kits, books and videos, golf equipment and accessories that are in turn sold to our subsidiaries for direct sale to our customers.  During 2002, we changed our fiscal year end from December 31 to November 30.

INDUSTRY BACKGROUND

Over the past 20 years, the golf industry has enjoyed rapid expansion in the number of golf facilities, the number of rounds played, and the percentage of the United States population that plays golf at least once per year.  Recent statistics and trends on the golf industry have been complied from the National Golf Foundation’s GOLF PARTICIPATION IN THE UNITED STATES -2000 and 2003 EDITIONS, A STRATEGIC PERSPECTIVE ON THE FUTURE OF GOLF, prepared collaboratively by the National Golf Foundation and McKinsey & Company (January 30, 1999), and THE SPORTING GOODS MARKET IN 2002, prepared for the National Sporting Goods Association, and are highlighted below:

GOLF MARKET-In 2002 there were approximately 26.2 million adult golfers in the United States, up from 25.8 million in 2001.  These numbers could be significantly greater if the industry captured some of the nearly 40 million people who would like to try golf or play more often.

GOLF PRODUCTS AND SERVICES-The golf products industry consists of the instruction, clubs and equipment, and apparel segments.  The clubs and equipment segment has annual revenues of nearly $3.9 billion, and the apparel segment has annual revenues of approximately $800 million.  The golf instruction segment is very fragmented, with approximately 25,000 PGA professionals and over 335 golf schools in the United States.

CHANGING DEMOGRAPHICS-The frequency, or rounds played, is expected to grow at nearly twice the rate of participation.  Favorable demographic trends offer encouraging growth prospects for the game of golf.  With Baby Boomers now entering their 50’s and 60’s, many are expected to retire, pursue their leisure with more enthusiasm, and live longer and healthier lives.  The National Golf Foundation reports that the annual average rounds played per golfer increases significantly as the golfer ages.  Golfers in their 50’s generally play approximately twice as much as golfers in their 30’s.  Golfers age 65 and older play approximately three times as many rounds annually as golfers in their 30’s.  Currently, approximately 75% of all golfers are less than 50 years old and nearly 45% of all golfers are between the ages of 30 and 49.  As the Baby Boomers reach their prime golfing age, they are expected to account for a 12% increase in the total size of the industry, effectively 65 million rounds over the next 12 years.  Further, the emergence of the “echo boom” generation, those born between 1977 and 1995, should also increase participation in and spending on golf, as they enter their 20s, the age at which most golfers begin to play the sport.

BROADENING MARKET-Golf has become increasingly attractive to segments of the population that historically have not been well represented among golfers.  More recently, the participation of women and minorities in golf has gained significant momentum.  Finally, the so-called “Tiger effect,” based on the enormous popularity of Tiger Woods and expanded television coverage of major golf events, has resulted in rising equipment unit sales and numbers of rounds played, and a resurgent growth in the junior golf segment, which the industry must continue to find ways to retain.

INCREASED WEALTH AND GREATER ACCESSIBILITY-Other factors for the predicted increase in golf rounds include United States residents’ increase in personal wealth and greater accessibility to golf facilities.  In contrast to prior decades when courses served mainly private memberships, today over 70% of courses are public courses, where players pay a greens fee for each round.

NEW PRODUCT INNOVATION-In recent years, the golf equipment industry has made significant advances in product design and technology.  In our opinion, this rapid evolution appears to be accelerating the rate at which golfers are willing to purchase new or additional equipment.  While these advances have not necessarily resulted in improved scores, management believes they illustrate the responsiveness of golfers to innovations that they believe will improve their game.

Going forward, we believe that the golf school market in particular will continue to do well because virtually all golfers have a desire to improve.  Golf schools are gravitating towards resort locations that provide a total vacation package.  Based upon the combination of the predicted growth in rounds played along with the golfer’s willingness to spend money, based upon new product innovations and improvement courses, golf appears well positioned in the leisure and entertainment category.

GROWTH STRATEGY AND OPPORTUNITY

Our growth strategy and opportunity includes:

Acquire new customers.  We intend to focus our marketing efforts on acquiring new customers.  The primary way we intend to attract new customers is through the sale of instructional kits through infomercials, magazine and newspaper ads, radio and the Internet.  We continually seek to improve the efficiency of our customer acquisition programs through more effective creative messages and improved media buying.  In fiscal 2004, The Golf Channel agreed to provide a comprehensive marketing program with Natural Golf that will include a new “reality” television series based on the benefits of Natural Golf, a new infomercial and significant advertising.   We expect that this will provide significant new exposure that will greatly increase our new customer penetration.

Increase marketing to existing customers.  We plan to pursue an enhanced, multi-faceted direct marketing effort designed to leverage our database of customers who have previously purchased our products.  Our objective is to convert instructional kit purchasers into purchasers of golf school sessions and Natural Golf equipment at increasing rates.  Information technology improvements will facilitate these direct marketing initiatives.

Continue to enhance our golf schools.   Golf Magazine honored our schools as one of the “Top 25 Golf Schools” for 1999-2000 and 2001-2002.   Our network of schools includes approximately 63 year-round locations staffed with our trained instructors.  Our instructors act as field sales agents, providing a local, dedicated sales infrastructure to promote our swing system, products and brand.  We plan to extend our certified instructor network and co-sponsor promotions and events at the local level.

Test market a Platinum teaching facility.  We plan to test market a teaching facility with signage, computer analytical tools, and a total fitting system in a location with a high concentration of existing customers.  Our objective is to staff this facility with full-time Natural Golf employees who are our best certified instructors.  Our marketing efforts will focus on attracting customers to this new site.  We believe that this approach will allow us to capture a greater percentage of school revenues and will foster the development of an individual lesson program that may enhance our revenues.  This site is expected to be more effective in generating follow-on equipment sales.  If the test market facility is successful, we plan to establish up to eight Platinum teaching centers throughout the United States.

Continue to expand our product line.  We plan to continue to develop new products such as the ST 110 Irons being introduced currently and to develop comprehensive programs to sell other golf accessories such as balls, gloves, bags and shoes.  We signed a letter of intent with Callaway Golf in December 2003 and expect to enhance our product offerings with co-branded equipment specifically designed for us by this market leader of golf equipment.  We further expect that there will be a credibility benefit with golfers from the association with Callaway Golf.

NATURAL GOLF SYSTEM

We are a golf improvement company.  The Natural Golf system uses a combination of grip, stance, swing and equipment that is substantially different from conventional golf systems.

Our swing system is similar to the swing of Moe Norman, legendary Canadian golfer and a member of the Canadian Golf Hall of Fame.  He won 54 tournaments in the 1960s and 1970s, including seven consecutive Canadian PGA senior championships starting in 1979.  Moe Norman is regarded as one of the best ball strikers ever by the professional golfing community.

The Natural Golf swing system places the grip in the palm of the hands, not in the fingers; and extends the arms to create a “single-plane swing”.  This reduces club head and body rotation, creating a simpler, more “natural” motion.  The stance is wider which tends to minimize the turning of the hips.  In September 1998, we were awarded United States Patent No. 5,803,827 for an improved golf club head and an improved method of swinging the golf club.  This patent expires on January 15, 2015.

Our swing system has been designed principally to improve the average golfer’s handicap by improving accuracy, increasing distance and reducing strain on the body.  We believe that our swing system can be used effectively by the new golfer, the high handicapper, the good golfer wanting to improve, the occasional golfer, the woman golfer, and the golfer with bad back or arthritis.  We conducted a survey of approximately 1,000 Natural Golfers in 2001 that indicated a handicap reduction of approximately 25% to 40% over the course of the first year playing on the Natural Golf system.  The handicap reduction was greatest for Natural Golfers who attended a one-day school and played with Natural Golf clubs.

The Natural Golf system provides the foundation for nearly all of Natural Golf’s revenue in its three key segments: instructional kits, golf schools and custom-fitted golf clubs.  We believe that we are the only golf company that markets a full-range, one-stop golf improvement system from instructional kits and videos to golf schools and clubs.

PRODUCTS AND SERVICES

Most of our sales are derived from three key segments:

INSTRUCTIONAL PRODUCTS-We produce a wide range of instructional products including videotapes, books, practice devices and accessories.

GOLF SCHOOLS-Our golf instructional courses, or “golf schools” as they are referred to in the golf industry, are staffed by certified instructors in approximately 162 major markets, approximately 63 of which operate year round.  Golf Magazine honored our golf schools as one of the “Top 25 Golf Schools” for 1999-2000 and 2001-2002.

CUSTOM-FITTED GOLF CLUBS-We manufacture custom-fitted golf clubs specially designed for the Natural Golf system.  Our Beryllium Copper fairway woods were ranked “Best of the Best” by Rankmark, an independent golf equipment laboratory, in 2000 and were judged as a “Best Performer” by GolfTestUSA Testing Laboratory in 2001.

Instructional Products

We introduce customers to the Natural Golf system by advertising the sale of an introductory instructional package, entitled Natural Golf Swing System.  The previous edition of this instructional package, discontinued in late 2002, was known as the Lifetime of Better Golf (TM).

The Natural Golf Swing System instructional package was completely updated and redesigned to help our customers teach themselves the basics of our swing system.  The package includes the following materials:

Natural Golf Swing System Book with over 120 full-color photos and computer-modeled illustrations.

Natural Golf Setup Video introducing the principles of the Natural Golf “single-plane” golf swing and teaching the easy-to-learn setup fundamentals.

Natural Golf Swing Video putting the swing in motion using a computer-generated Natural Golf model to help the buyer learn.

Natural Golf Training Grip enabling a person to practice the Natural Golf grip and swing motions along with the video.

In addition to the Natural Golf Swing System instructional kit, we have recently produced three new videos for advanced instruction in the Natural Golf system-Natural Golf Driving for Distance, Natural Golf Faults and Fixes, and Natural Golf Short Game.  Hosted by Natural Golf’s top teaching professionals, these instructional videos are intended for the self-learner interested in more than the basic teaching fundamentals included in the Natural Golf Swing System.

Other accessories sold by us include golf apparel, balls, gloves, hats, bags and umbrellas.

Golf Schools

While we believe the Natural Golf Swing System instructional package is a highly effective teaching aid, the most effective way to master the Natural Golf system is through face-to-face instruction with a Natural Golf certified trained professional.  Our customer surveys show that students who attend a one-day Natural Golf school reduce their handicaps by an average of 39% over 12 months of Natural Golf play, compared with a 25% handicap reduction for Natural Golfers who only use our instructional videos.  The significant improvement with our schools compares favorably with conventional golf schools that are often ineffective at improving students’ scores.

We offer one-day schools in approximately 162 locations throughout the United States, Mexico and Canada, with additional locations added according to demand.  Our schools are typically held at public courses (privately-owned, municipally-owned, and resort-type courses) where we use a portion of the golf course facilities on a per diem basis as the demand for our schools in a particular location dictate.  Our schools are taught by one of our approximately 125 certified instructors, who receive a fixed fee for teaching a one-day session and are classified as independent contractors.  They include approximately 38 PGA, Ladies PGA and Canadian PGA members.  In order to maintain favorable student-teacher ratios at our schools, we selectively add new certified instructors to meet demand.  The PGA has approved our instruction for continuing education credit for PGA professionals.  We are currently adopting a standardized lesson plan that will be implemented in conjunction with our new website.  The customer satisfaction rate of adopting schools is over 95% based on post-school surveys.

The number of our school locations continues to increase, expanding our reach.  At the same time, the number of repeat students is expected to increase as more three-day school sites and new advanced schools and short game schools become available.  We plan to custom-market these new schools to our existing customer database.

We plan to test market a Platinum teaching facility at a golf course location where we have a good concentration of existing customers.  We would have continuous access to this facility throughout the term of our golf course site use agreement.  Under this type of arrangement, we would generally be required to pay a monthly use fee to the course, plus possibly a negotiated share of our revenue if we have a cooperative advertising arrangement between the golf course and us.  We would equip this facility with tents, golf nets, product displays, club fitting equipment and video instruction equipment, and we would have access to putting greens, bunkers and hitting areas.  A Platinum teaching facility would also most likely have full time instructors that would be employees of Natural Golf.  We would run local and regional marketing programs to drive local/regional or vacation/resort destination customers to this facility.  Our operation of these facilities will increase our fixed costs per location compared to our current school location cost arrangements and, accordingly, we must be successful in attracting new school customers at these Platinum facilities at a reasonable marketing cost so we can absorb the greater fixed operating costs.

If we have a successful test market, we may establish six to eight Platinum school locations over the 18-month period following our recently completed public offering of common stock.  We expect to be able to determine whether we can achieve the required cash flow and profit returns on these facilities through our test market.  Assuming favorable results, we expect that our cash flows from operations would be sufficient to fund this expansion program, or, if we have insufficient operating cash flows, we may seek alternative capital sources if the return on capital from these facilities so justifies.  There can be no assurance, however, that such additional financing will be available on commercially reasonable terms, or at all.  Except for an initial investment of approximately $50,000, we expect these facilities to be self-supporting operations generating positive cash flow, and we would not expect to add other Platinum facilities unless we believed they would generate a positive operating cash flow per location.

Natural Golf Clubs

Much of the improvement of the Natural Golf technique over the conventional style is based on the unique “Natural Palm Grip”.  Because the golf club is held in the palm–instead of the fingers–Natural Golfers require a larger, non-tapering grip on their clubs.  Virtually all golfers experience improvement using the Natural Golf technique–even with their own golf clubs–but Natural Golf clubs are designed to work with the Natural Golf swing to ensure increased effectiveness.  Other club design features incorporated into Natural Golf clubs include the longer shaft for greater club head speed and the adjusted lie-angle to more perfectly align with the more-upright, single-plane Natural Golf swing.

Although many people have found that they have been able to use their old golf clubs while playing the Natural Golf system, we have developed a top quality line of custom-fitted clubs that better fit the Natural Golf swing.  Internal customer surveys have shown that students using Natural Golf clubs reduce their handicaps by an average of 37% over one year of play, compared to a 25% reduction in handicap for Natural Golfers that continue to use conventional golf clubs.  We own a number of U.S.  design patents on our Natural Golf clubs.  Our head club designer is Bob Lukasiewicz, the former head of research and development for Ram Golf.

Several premium lines of golf clubs are directly marketed as a means to optimize performance and improve the Natural Golfer’s single-plane swing.  We hold a U.S. patent describing an improved club design–larger, non-tapering grip, high center of gravity club head, longer shaft and upright lie angle–that forms the foundation of the Natural Golf swing method.  Multi-Match Technology shafts, a proprietary design engineered exclusively for us, can be custom fit to the Natural Golfer to optimize consistency, control and playability.  All Natural Golf clubs are designed to conform to United States Golf Association (USGA) rules.

Our Beryllium Copper fairway woods, with their low center of gravity, larger sweet spot and “roll and bulge” face, have been well received by PGA professionals, Natural Golfers and even by conventional golfers, who can order them with a standard grip.  These premium, high-end fairway woods were ranked “Best of the Best” by the Rankmark organization in 2000, rated number one in both distance and direction out of 31 fairway woods, including the Callaway Steelhead, Adams Tight Lies 2 and Orlimar.

The Beryllium Copper fairway woods and other Natural Golf clubs also performed favorably in an evaluation by GolfTestUSA in 2001.  The Beryllium Copper was rated number one overall, our Pipeline irons were rated number two overall, and the Tour Hammer driver was rated number five overall.  GolfTestUSA rated each of these Natural Golf clubs a “best performer”.

Our cavity-backed Pipeline 450 irons use leading edge, metallurgy and thin-face technologies to maximize perimeter weighting for optimal forgiveness and feel.  The Pipeline club head design is the subject of a U.S. design patent (Patent No. D468,787 granted on January 14, 2003) that protects the design element of our Pipeline iron club heads.  We also market P3 Performance irons that incorporate a variable gravity control technology.  Both the Pipeline 450 and P3 Performance irons are premium clubs designed to exclusively benefit the single-plane Natural Golf swing.  We recently introduced our new ST110 irons, designed to be lighter and easier to hit, which incorporate our square tracking swing technology.

We also market The Thing putter, which was used by Paul Azinger to win the 1992 PGA Tour Championship.  The Thing putter grip was modified in 2001 with a more rectangular design and rounded edges to improve its feel without compromising alignment or accuracy.  We introduced a milled aluminum Mallet Thing putter with copper inserts that combines the best features of The Thing putter with state-of-the-art engineering and metallurgy technology.

Other golf equipment recently introduced includes:

17-4 bi-metal steel woods, with copper weights;

25” single plane training club;

350cc Tour Hammer deep face titanium driver;

Belly and broom putter versions of the Mallet Thing;

2+, 3+, 4+ and 5+ Beryllium Copper utility woods; and

Two new putters with surlyn face inserts.

In December 2003, we entered into a non-binding letter of intent with Callaway Golf Company to have them produce for us a premium line of custom-made golf clubs including irons, drivers, fairway woods and wedges.  These products will be co-branded with the Callaway and Natural Golf brand names and upon finalizing the agreement will be available to our customers beginning in the third quarter of 2004.  We will continue to manufacture and market our current line of Natural Golf brand golf clubs.  Callaway’s sale of customized golf clubs to us is subject to the execution of a definitive agreement.

We believe that club sales are driven by our certified instructors’ ability to demonstrate to our golf school students the value of Natural Golf clubs, by outbound direct marketing efforts to a growing customer database, and through promotion of starter sets and demo clubs.  The growth in Natural Golf club sales can be directly correlated to increased participation in Natural Golf schools.  Our certified instructors are paid a commission on the sales of Natural Golf products and services that they generate.

MARKETING AND SALES

Overview

Our marketing and sales strategy is focused on four distinct elements-marketing and selling direct to the consumer, promoting an entire “system” to improve one’s golf game, aggressive direct marketing to promote instruction and equipment sales, and an independent field sales group to promote and sell our products.  The combination of these approaches differentiates us from competitors in the golf equipment industry and positions us for significant growth.

DIRECT TO CONSUMER MARKETING AND SALES -We market and sell direct to the golfing consumer.  The majority of other golf equipment manufacturers sell through mass merchandisers, sporting goods chains, independent sporting and golf stores, and golf pro shops.  The larger golf instruction schools may market directly to customers, but they generally do not sell an improvement system that can produce additional higher profit sales.

SELLING A TOTAL GOLF IMPROVEMENT SYSTEM -We sell a total, proven system for improving the play of golfers of all abilities.  Golfers looking to improve their game are first introduced to Natural Golf through the purchase of a relatively inexpensive instructional kit.  We believe our ability to then offer golf schools through a network of certified instructors and golf equipment specifically developed for the Natural Golfer distinguishes us in the industry.

AGGRESSIVE DIRECT MARKETING PROGRAMS TO EXISTING CUSTOMERS -After acquiring a customer, our strategy is to market the proven success of our system and sell additional higher margin products.  These direct marketing programs include telemarketing, a bi-monthly magazine, our website and e-mail initiatives and other local promotions.  Compared to others in the industry, we know our customers and develop a more extensive relationship.

EXTENDED FIELD SALES GROUP -Our independent field sales team of certified instructors provide the critical local, face-to-face selling opportunity.  Instructors have the opportunity to earn income from providing game improvement instruction and selling products that further improve students’ play.  Although the field sales team is expected to undertake some local marketing, we use our direct marketing efforts to drive the golfer to the certified instructor.

Subsequent to November 30, 2003, we entered into a marketing agreement to have a television series produced and aired on the Golf Channel featuring the Natural Golf Swing.  The television series will be aired in fiscal 2004.  The marketing partner will also be responsible for the promotion of the program on television and on the Internet.  We also will receive commercial units for advertising within the television series.  In connection with this agreement, we have also agreed to purchase infomercial airing time.  We expect both the television series and infomercials to generate significant revenues and enhance our credibility and reputation among conventional golfers.  Our guaranteed commitment under this agreement is approximately $1.2 million and will be payable in fiscal 2004.

Customer Acquisition

As part of our customer acquisition marketing efforts, we have advertised extensively on The Golf Channel and Fox Sports and have been represented on each of the major professional golf tours (PGA, Senior PGA, Ladies PGA and Canadian PGA), as well as the Buy.Com (previously Nike) and Hooters Tours.

The principal marketing tool has been a 30-minute infomercial that aired on The Golf Channel, Fox Sports, regional sports stations, and other cable and broadcast outlets.  The initial infomercial, which promoted the Natural Golf system and the Lifetime of Better Golf instructional kit, featured announcers Pat Summerall and PGA Champion Bob Rosburg.  This infomercial ran from July 1998 until shortly after September 11, 2001.  In December 2002, we first ran our current infomercial based on the Natural Golf Challenge that is hosted by Pat Summerall and Mike Ditka.  This infomercial highlights a new scientific study that indicates that Natural Golf is a more efficient golf swing than the conventional golf swing, features endorsements from celebrities such as Ron Jaworski and Ricky Williams, and promotes our new Natural Golf Swing System instructional kit.  Certain individuals participating in the infomercial and in marketing our products receive royalties based on actual sales pursuant to royalty agreements.  Generally, these agreements allow us to use celebrities’ names for the purpose of promoting and selling our products and instructional services during the term of the agreement.  These celebrities receive commissions and/or shares of our common stock from us in exchange for their services.

In addition to infomercials, starting in late June 2000, we developed and aired 30-and 60-second commercials.  The original commercials, based on the tag line “Natural Golf strips the golf swing down to its bare essentials,” attracted golfers to our website.  Since June 2000, we have increased traffic on our website and increased our web-based revenue from approximately $400,000 in 2000 to $1.4 million in 2003.  More recent versions have continued to target new audiences and drive web traffic while keeping the message “fresh.”

We also operate a direct response print campaign in such newspapers as USA TODAY, THE WALL STREET JOURNAL and THE CHICAGO TRIBUNE and have run full-page ads in FORBES, NEWSWEEK and DELTA SKYWAY.  We have also placed advertisements with a number of golf publications, including GOLF TIPS and GOLF MAGAZINE, to sell our instructional package directly to customers.

We previously have been represented by Sandy Lyle on the European Tour and in selected United States events such as the Masters.  Sandy improved his play significantly since switching to Natural Golf.   Subsequent to November 30, 2003, we entered into an endorsement agreement with PGA Professional, Craig Bowden. Craig utilizes the Natural Golf swing and his golf bag and clothing carry the Natural Golf logo.  We also receive exposure from a number of celebrities and prominent business leaders who play, or are learning to play, Natural Golf.

We currently have a database of approximately 325,000 golfers worldwide including those that have purchased products, made inquiries about our swing system, participated in a free video campaign that ran in 2002, signed up for an opt-in web promotion, participated in live demonstrations or attended trade shows.  Of these approximately 200,000 have actually purchased our products at least once.  Further, 38 PGA professionals actively play Natural Golf’s system.  This expanding customer database, as well as the adoption of the Natural Golf system by more and more players, continues to build greater visibility and brand recognition that will compliment our future marketing efforts and word-of-mouth referrals.

Our acquisition of new customers is directly related to our marketing programs across the various mass media channels.  The majority of our new customers are generated from our infomercial, although new customers from print, radio and Internet sources have shown steady increases.  Below is an analysis of all new purchasing customers that we have added for the past years.

Customers	Pre-2000	2000	2001	2002	2003

New Customers Added	61,405	42,697	55,543	27,474	18,636

Cumulative Customers	61,405	104,102	159,645	187,119	205,755

% Annual Increase in Cumulative Customers	—	69.5%	53.3%	17.2%	10.0%

Due to limited financial resources, we reduced spending on customer acquisition marketing in 2002 and 2003.  Marketing expenses were $4.9 million, $2.3 million and $2.9 million in 2001, 2002 and 2003, respectively.  Based on approximately 101,653 new customers added in our primary product categories during the three-year period 2001 to 2003, the average acquisition marketing cost per new customer was $99.00.  Our net acquisition cost was reduced by the gross margin generated from the first purchase by these customers, generally an instructional video or DVD.  Our customer acquisition marketing in 2003 was less effective than in the past.

Direct Marketing Programs

A key component of our strategy is leveraging our database of Natural Golfers to attend our schools and then selling them equipment.  The primary means to drive these new follow-on sales include direct marketing, telemarketing, Natural Golfer magazine, and e-mail and website programs.  As our database grows each year, the effectiveness of the direct marketing initiatives should produce even greater levels of follow-on revenue.

After acquiring a new customer, we attempt to sell them our other products, including golf schools and equipment.  These sales are driven primarily from an extensive direct marketing campaign consisting of direct mailings, magazine distribution, opt-in e-mails and other special promotions.  Our direct marketing costs were $1.5 million and $1.2 million for the years ended December 31, 2002 and November 30, 2003, respectively.  As a result of our direct marketing efforts, our new customers on average spend approximately $120.00 on other products and services during the 18-month period following their initial purchase.

Owners of our instructional kit receive a combination of direct mail, telemarketing and magazine advertising to drive sales of golf schools and clubs.  Follow-up efforts focus on our schools, which have proven to be the most effective vehicle for selling equipment.  Over the three-year period 2000 to 2002, approximately 7% of our new instruction kit customers booked a Natural Golf school within the 18-month period following their initial purchase, spending approximately $385 per customer   Approximately 15% of our new instruction kit customers purchased Natural Golf equipment within the 18-month period following their initial purchase, spending approximately $380 per customer.

We use a direct-to-customer marketing effort that includes direct mail and telemarketing.  We currently have an in-house telemarketing staff that generates about 80% of school sales and 50% of club sales.  Three customer service representatives support the telemarketing team.  In addition, the NATURAL GOLFER magazine is published six times a year and allows us to communicate directly with our customers.  The magazine currently has a circulation of over 250,000.  As the circulation grows, we anticipate that the magazine will be able to generate outside advertising revenues to fund its publication.

The Internet has also emerged as a key element of our direct marketing and customer relationship management programs.  Our website (www.naturalgolf.com) is a key vehicle for continuing communications with our customers and a basis for trying to control all of their golf-related expenditures.  Weekly e-mail programs, such as e-tips, and opt-in programs, such as school giveaways, online videos and promotion specials, all contribute to a growing trend in follow-on revenue.  Our web-based revenue increased to approximately $1.4 million in 2003  from roughly $400,000 in 2000.

An upgraded version of our website, launched in May 2001, has been fully integrated with our information and accounting systems.  The current website allows Natural Golfers to purchase our products, schedule Natural Golf schools and chat with other Natural Golfers.  With appropriate funding, we expect to enhance the offerings of the current website to include providing Natural Golfers with the functionality to:

Schedule Natural Golf lessons;

Book tee-times at any one of 500+ courses;

Keep handicaps and analyze their games;

Book Natural Golf vacations;

Receive video lessons from a Natural Golf Certified Instructor; and

Store their digitized swing to monitor improvements over time.

Future Opportunities

A number of strategic marketing initiatives are currently being reviewed or pursued on both the customer acquisition and direct marketing fronts.  These include the following:

Further market the web-based affiliate program that was launched with over 750 e-commerce sites;

Establish a retail program, including display units and a certified club fitter program, for pro shops and equipment chains;

Develop a comprehensive partnership with the Golf Channel that would include participation in programming, favorable infomercial rates, and cross promotion with TheGolfChannel.com;

Explore the benefits of using Golf Digest’s database to identify leads;

Develop a cooperative arrangement with Golf Magazine for print, special section and editorial advertising and content;

Expand the successfully tested specialty One-Day Natural Golf schools including Short Game, Advanced Game, Signature, Playing Preparation, as well as corporate schools;

Test market a Natural Golf Platinum school site and develop strong local marketing programs to support these types of sites;

Test the effectiveness of various lesson packages and instructor compensation programs and expand the lesson-selling program;

Introduce an annual membership program;

Test market our products recently translated into Japanese on The Golf Channel Japan;

Promote our credit card program which can produce income and attractive financing options for Natural Golfers; and

Target celebrity and professional golfers who are currently not in the top portion of the world rankings for their “revival” as publicity opportunities for us.

BACKLOG

At November  30, 2003, we had approximately $107,000 of backlog of written firm orders for products.  Approximately half of this backlog was shipped in December and the balance will be shipped when there is adequate inventories.  We require payments for products at the time the order is placed.  Our backlog does not include unearned school revenue that is collected in advance of the school completion.

COMPETITION

The golf equipment industry is highly competitive and dominated by a few large market participants, including Callaway (which also owns the Ben Hogan, Odyssey and Top-Flite brands), Adidas (which owns the Taylor Made and MaxFli brands), Nike, Fortune Brands (which owns the Titleist and Cobra brands) and Ping.  These companies have better brand recognition and significantly greater financial resources than us.  Newer and smaller companies have also entered the market, including Rossignol (which owns the Cleveland Golf brand), Adams, Wilson, Mizuno, and GenX Sports (which owns Tear Drop, Ram and Tommy Armour brands), which has led to increased competition.  Our large competitors tend to promote and market a premium product image focused primarily on performance.  The significant research and development, marketing and sponsorship budgets of these competitors tend to result in premium priced products compared to smaller players in the equipment industry.  We likewise promote a premium product image in terms of both performance and price, but with a significantly lower research and development, marketing and sponsorship budget.

Many of our current and potential competitors have longer operating histories, established reputations and greater financial, technical and marketing resources than we do.  This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.  Many of our competitors have well-established relationships with our potential partners and have extensive knowledge of these industries.  These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote more resources to the development, promotion and sale of their products and services than we can.  Finally, we expect to face additional competition from new entrants into the golf school and golf equipment marketplaces because there are relatively low barriers to entry into them.

INTELLECTUAL PROPERTY; RESEARCH AND DEVELOPMENT

We hold a patent related to our single plane swing, which requires significantly less rotation, making the swing less sensitive to timing and coordination.  United States Patent #5,803,827, dated September 8, 1998, expires January 17, 2015 and relates to the integration of a club head design and the Natural Golf swing method.  United States Patent #5,803,827 was submitted on a pro se basis by the inventor.  Our claim with respect to this patent may be of limited value because our swing method may be practiced using golf clubs that do not meet the club head design specifications set forth in the patent.  Further, the golf club design claims under this patent are not currently incorporated into our club designs.   We own this patent exclusively, and no licensing or royalties are paid by us to third parties for the manufacture and sale of products under this patent.  We are not aware of any persons infringing on these patents, or any infringement by us on the intellectual property rights of others.  Although we cannot prevent others from using or practicing our swing method claimed under this patent, we can prevent the commercialization of our swing method under our Natural Golf trademark, and we have covenants under our certified instructor agreements that restrict the use of our teaching methods, processes and techniques following termination.

We also exclusively own two design patents on club head designs.  U.S. Design Patent #388,144, filed November 27, 1996 and issued December 23, 1997, covers the club head design of our History Stick sand wedge and expires on December 23, 2011.  U.S. Design Patent #468,787, filed November 23, 2001 and issued January 14, 2003, covers the club head design of our Pipeline irons and expires on January 14, 2017.

Mr. Robert Lukasiewicz, the primary club designer for Ram Golf Company for over 20 years, works for us on a consulting basis.  We recently extended Mr. Lukasiewicz’s consulting agreement through December 31, 2004.  Mr. Lukasiewicz has agreed that all products and designs created for us will be deemed our exclusive property.  Our agreement with Mr. Lukasiewicz may be terminated by either of us upon 60 days’ notice.  Mr. Lukasiewicz’s involvement has enabled us to produce high-quality, innovative products at a fraction of the cost of developing them in-house.  We expect to spend additional amounts to introduce several new products.  We spent approximately $78,000 and $104,000 in research and development in 2003 and 2002 respectively, primarily for new golf club design and related tooling and the development of new instructional videos.

We own a registered trademark on “Natural Golf” for equipment and services in the United States and Canada, and for equipment in the European Union.  We own a registered trademark on Natural Golf for services in Japan.  Other registered and/or pending trademarks include “A Lifetime of Better Golf”, “Pipeline”, “Pro Performance”, “Single Plane”, “TI Hammer”, “ST110” and “Square Tracking”.  Various copyrights are also held on some of our golf instruction videotapes.  We are aware of certain parties that own or have rights to use the Natural Golf mark in connection with golf instruction services in parts of Europe, in Australia and in other parts of the world.

EMPLOYEES

We have assembled a management team led by our President and CEO, Andrew S.  Wyant, and our Chairman, Thomas Herskovits.  We had 53 employees as of November 30, 2003, of which 47 were full-time employees.  We are able to reduce our fixed expenses, such as salaries and benefits, by hiring part-time labor for production and accounting during the summer, which is our peak sales season.  Our manufacturing and distribution activities include the assembly of purchased golf club components, the packaging of golf club sets, and the receiving, warehousing and shipping of instruction kits, accessories, books and videos and golf clubs.  Production and duplication of videotapes and instruction are generally handled on a contract basis.

None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor.  We offer our employees a benefits package that includes an annual bonus program, medical and dental coverage, disability insurance, stock options, and a 401(k) retirement savings program.

We also have a national network of approximately 125 certified instructors who serve as independent contractors.

RAW MATERIALS

The principal raw materials and components used in the manufacture of our golf clubs and equipment are shafts, heads headcovers and grips.  We purchase approximately 70% of our golf equipment inventory from the five major suppliers discussed below.  We purchase our graphite and steel shafts from Apache Golf, Inc. and True Temper Sports, respectively.  We purchase our club heads from three vendors in Asia, Sino Golf Manufacturing, Shanghai Precision Technology and Apex Investment Casting.

We are not dependent upon any one supplier for raw materials or components used in the manufacture of our equipment.  We believe there are adequate alternative sources of raw materials and components of sufficient quantity and quality.  Although we are not dependent on any single-source provider, we may experience a delay in replacing one or more of our vendors and we may be required to pre-pay for shipments from a replacement vendor.

Item 2.  Description of Property.

We currently lease a 25,395 square foot facility in Mount Prospect, Illinois from First Industrial, L.P. which serves as our corporate office and manufacturing, distribution and warehouse facility.  Our lease agreement provides for $11,661 in monthly base rent plus 23.96% of the property’s operating expenses.  Our monthly base rent payments increased to $12,011 per month in September 2003 for the last year of the lease.  The term of the lease is three years commencing December 1, 2001, and may be extended by us for an additional three-year term.

Effective October 1, 2002, we sublet a portion of our Mount Prospect, Illinois facility to TEC Construction, LLC.  The monthly rent charged to TEC Construction, LLC is $3,500.  There is no written sub-lease agreement, and both parties may terminate the sub-lease at any time.  Thomas Herskovits is a principal owner of TEC Construction, LLC.

Item 3.  Legal Proceedings.

There are no pending or, to our knowledge, threatened claims against us.  However, from time to time, we expect to be subject to various legal proceedings, all of which are of an ordinary or routine nature and incidental to our operations.  Such proceedings have not in the past had, and we do not expect they will in the future have, a material impact on our results of operations or financial condition.

We provide a 30-day, money-back satisfaction guarantee on most of our products.  Additionally, we provide a limited 2-year warranty against manufacturer defects or workmanship on our golf equipment.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of the shareholders in the fourth quarter of 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

On December 11, 2003, we completed an initial public offering of common stock, no par value per share.  These securities were registered under our Registration Statement on Form SB-2 (Reg. No. 333-107802).  Gilford Securities Incorporated underwrote the offering.  Under the offering, we registered 2,500,000 shares for sale.  All of the common shares were sold at an initial public offering price of $5.00 per share, resulting in an aggregate gross offering amount of $12.5 million.  We paid underwriting discounts of $1.0 million on the offering.  Other offering expenses totaled approximately $1.1 million.  After deducting offering expenses and underwriting discounts, we received approximately $10.4 million of net proceeds from the offerings.  We used approximately 46%  of the net proceeds to satisfy indebtedness and obligations due.  Our management has significant flexibility in applying the remaining net proceeds.  Pending these uses, we have invested the net proceeds from the offering in government securities and other short-term, investment-grade, interest-bearing instruments.

Upon completion of our initial public offering, our common stock began trading on the American Stock Exchange under the symbol “NAX”.  Our common stock has traded at a high of $5.05 and a low of $3.25 between the inception of its trading on December 11, 2003 and February 23, 2004.

Before our initial public offering, there was no established public market for our common stock.

As of February 23, 2004, there were 111 shareholders of record of our common stock, based upon securities position listings furnished to us by our transfer agent.  We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

We have not declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on the common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to fund the development and growth of our business.  Future dividends, if any, will be determined by our board of directors.

Within the past year, we have issued or sold unregistered securities as described in the transactions listed below.  For each transaction, an exemption from registration under the Securities Act of 1933 is claimed for the sale of securities in reliance upon the exemption offered by Section 4(2) of the Securities Act, which exempts transactions by issuers not involving a public offering, or pursuant to Regulation D or promulgated thereunder.  The use of this exemption is based on the following facts:

Neither we nor any person acting on our behalf solicited any offer to buy or sell the securities by any form of general solicitation or advertising;

The purchasers represented in writing that they were acquiring the securities as a principal for their own account for investment purposes only and without a view towards distribution or reselling these securities unless pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws;

At the time of the purchase, the purchasers were accredited investors, as defined in Rule 501(a) under the Securities Act, had the opportunity to review applicable disclosure materials and ask questions in regard to us; and

The securities may only be disposed of pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws and the certificates evidencing the securities bear legends to that effect.

Except as specifically stated below, no underwriter or sales or placement agent was involved in the transactions described below.

In January 2003, we issued 499 shares of common stock to two note holders in payment of approximately $4,990 of accrued interest.  The shares of common stock were issued at a rate of $10.00 per share under the terms of the respective notes.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

From January 2003 through May 2003, we issued convertible debentures in an aggregate principal amount of $1,305,000 to 23 individuals or entities, all of whom were accredited investors, pursuant to a private placement memorandum.  The debentures mature December 31, 2003 and bear interest at 10% per annum.  Prior to their maturity, we requested an extension of the maturity date of these debentures to June 30, 2004.  The debentures were convertible by the election of the holder at any time prior to maturity into shares of common stock at $4.00 per share. The debenture holders also received warrants to purchase 326,250 shares of common stock at $4.00 per share. These warrants expire December 31, 2007. In connection with the sale of convertible debentures under the private placement offering, we paid Keating Securities, LLC, a registered broker-dealer, commissions of approximately $81,000 through May 2003 and issued to Keating Securities, LLC warrants to purchase 20,250 shares of our common stock exercisable at $4.00 per share.  Mr. Stephan H. Perraud, a consultant retained by us, also received a finder’s fee of $24,500 in connection with the sale of $245,000 of debentures to eight investors.  Mr. Perraud’s services consisted solely of identifying and referring potential investors in the offering to us.  Mr. Perraud is not a registered broker-dealer and did not participate in substantive discussions with potential investors concerning an investment in us.  This offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act.

On February 11, 2003, we issued 96,304 shares of common stock to six individuals or entities in full payment of certain notes with an aggregate principal balance of $645,000 and accrued interest of $125,432.  The shares of common stock were issued at a rate of $8.00 per share under the terms of payment under the notes.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

In March 2003, we issued options to purchase 10,000 shares of our common stock exercisable at $10.00 per share to an individual that participated in our infomercial.  These options were valued at $18,600 and were issued as compensation for services rendered in connection with the production of our infomercial.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

In March 2003, we issued warrants to purchase 3,125 shares of common stock at an exercise price of $0.01 per share to a professional golfer, pursuant to an endorsement agreement dated April 1, 2001.  These warrants expire September 30, 2003.  We valued warrants issued at the time of issuance at approximately $7,000.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

In April 2003, we issued 720 shares of common stock to two note holders in payment of $7,200 of accrued interest.  The shares of common stock were issued at a rate of $10.00 per share under the terms of the respective notes.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

On May 1, 2003, we issued 149,520 shares of common stock to an individual in full payment of a note with an aggregate principal balance of $500,000 and accrued interest of $98,080.  The common stock was issued at a rate of $4.00 per share pursuant to the terms of the note.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

From June 16, 2003 through November 2003, we issued unsecured convertible debentures in the principal amount of $1,263,683 to thirty investors or entities, all of whom are non U.S. persons, pursuant to Regulation S under the Securities Act.  These debentures mature June 30, 2004 and bear interest at 10% per annum.  The debentures were convertible by the election of the holder at any time prior to maturity into shares of our common stock at $4.00 per share.  These debenture holders also received warrants to purchase 315,922 shares of common stock at $4.00 per share.  The warrants expire June 2008.  In connection with the sale of these debentures, we paid Keating Securities, LLC, a registered broker-dealer, commissions of approximately $126,368 through November 2003 and issued Keating Securities, LLC warrants to purchase 31,592 shares of our common stock exercisable at $4.00 per share.  This offering was conducted pursuant to Regulation S under the Securities Act.

On June 30, 2003, we issued 623 shares of our common stock to a note holder in payment of $2,492 of accrued interest.  The shares of common stock were issued at a rate of $4.00 per share under the terms of the note.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

During July 2003, we issued warrants to purchase 25,750 shares of our common stock to certain secured convertible debenture holders that agreed to extend the maturity date of their debentures from December 31, 2003 to June 30, 2004 and to enter into lock-up agreements.  These warrants are exercisable at $4.00 per share and expire on December 31, 2007.  This exchange offer was conducted pursuant to Section 3(a)(9) of the Securities Act.

During August 2003, we issued 7,750 shares of our common stock valued at $4.00 per share to a former employee in settlement of certain claims for unpaid compensation.  These shares were valued at $31,000, which amount represented the negotiated value of the compensation claims.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

On December 17, 2003 we issued 60,148 shares of our common stock to note holders in payment of $240,592 of accrued interest.  The shares of common stock were issued at a rate of $4.00 per share under the terms of the applicable notes.  This offering was conducted pursuant to Section 4(2) of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related note. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in this Annual Report on Form 10-KSB.

RECENT initiAL PUBLIC OFFERING SUBSEQUENT TO YEAR-END AND IMPACT ON COMPANY

On December 17, 2003, we successfully completed an initial public offering of 2.5 million shares of common stock.  As this public offering was closed after the Company’s year-end, the financial impact of receiving the net proceeds from this significant transaction is not reflected in the financial statements included in this Form 10-KSB. The net proceeds from the stock offering, after deducting underwriting fees and offering expenses, were $10.4 million.  The proceeds are being used to pay off outstanding obligations, develop new infomercials, fund advertising and promotion campaigns, and implement a total enterprise information and financial system.  Due to a lack of adequate capital during the past couple of years, we had to curtail our advertising and marketing activities.  This was reflected in the decline in sales from $16 million in fiscal 2001 to $9.7 million in 2003.  Additionally, in order to continue operations in the past couple of years we needed to utilize certain financial instruments that were extremely costly and dilutive.   Given the capital infusion from the IPO and its effect on our ability to run our operations, we believe that our past performance is not necessarily indicative of future operations.

OVERVIEW

We are a golf instruction and equipment company focused on delivering a total system for improving the play of golfers of all abilities.  We produce and sell instructional video tapes explaining our Natural Golf swing system, offer golf schools through a network of instructors certified to teach the Natural Golf system, and manufacture and sell golf equipment specifically developed for the golfer using the Natural Golf swing system.  Our operations are split into three direct, wholly-owned subsidiaries.  These subsidiaries were established based on source of revenue production:

•       Natural Golf Products Corporation for product sales generated from infomercials and other media advertising, the Internet and telemarketing efforts,

•       Natural Golf Field Sales Corporation for product sales generated from the field sales group, primarily certified instructors, and

•       Natural Golf Schools Corporation for revenue generated from golf schools and instruction.

Our Natural Golf Products subsidiary markets and sells all of our products, as well as golf instruction services for our Natural Golf Schools subsidiary operations.  Natural Golf Products uses various methods to attract golfers to the swing system and purchase the initial instructional kit, including infomercials, television and radio commercials, print advertising, telemarketing and the Internet.  It uses our marketing services, including direct mail and e-mail campaigns, and the distribution of a bi-monthly magazine for existing customers.

Natural Golf Field Sales primarily sells our custom-built golf clubs.  Natural Golf Field Sales also sells all of our other products, but these non-equipment sales total less than 10% of overall Natural Golf Field Sales.  The certified instructors who teach for Natural Golf Schools sell golf clubs primarily to those customers who attended instruction provided through Natural Golf Schools.  In addition, the instructors conduct club demonstrations to help market and sell golf clubs to existing customers in their geographical area.

Natural Golf Schools conducts our golf school operations.  It develops the school offerings and the content of the instruction, selects, trains and certifies the instructors, and arranges for sites to hold the instruction.  The primary school offerings were one-day and three-day schools held in over 150 locations.  In both 2002 and 2003 we curtailed the number of schools due to lack of capital.

In 2002 we changed our fiscal year end to November 30 from December 31.  Therefore, we have compared our audited results for the year ended November 30, 2003 (“fiscal 2003”) to audited results for the eleven months ended November 30, 2002 (“fiscal 2002”).

Liquidity and capital resources

As of November 30, 2003, we had a working capital deficit of  $6.3 million.  However, on December 17, 2003, we successfully completed an initial public offering, which generated net proceeds of $10.4 million. A substantial amount of the proceeds was used to pay off existing obligations.  As of November 30, 2003 we had aggregate maturities of notes payable totaling $3.9 million.  Subsequent to year-end, we used cash of $2.94 million to retire various note payable obligations.  We also paid, subsequent to year-end, about $1.6 million to satisfy past due obligations to vendors.  As such, these transactions have significantly changed our financial position.  During the past few years, a significant portion of management’s time has been expended to raise funds.  Additionally, due to the limited financing available to us, we were required to incur debt with expensive rates of interest and dilutive warrant features.  It is expected that substantially all of this debt will be retired in fiscal 2004.

We incurred net losses of $5.3 million and $2.2 million for fiscal 2003 and 2002, respectively, and negative cash flow from operations of $0.7 million for fiscal 2003 and $1.4 million for fiscal 2002.  Due to our lack of cash resources, a substantial portion of our operations the past few years were financed by the issuance of equity instruments (many of which were attached to debt financing). These instruments resulted in significant interest charges, which while they were non-cash charges, still resulted in significant expenses being reported in our Statement of Operations. The cash used in operations for fiscal 2003 and 2002 reflects non-cash expenses of $2.7 million and $0.2 million, respectively, primarily related to these financing transactions and common stock and options expected to be issued for payment of services related to an infomercial.  The fair value of these equity transactions was determined using the Black-Sholes pricing model. Although the company incurred losses in fiscal 2003 and 2002, the net change in working capital generated cash of $1.9 million in fiscal 2003 and $0.5 million in fiscal 2002.  The primary reason for this change was an increase in accounts payable and accrued expenses of $1.7 million and $0.8 million in fiscal 2003 and 2002, respectively, as we financed a portion of our operations by extending payments to vendors and other service providers due to our limited access to cash during these periods.  In fiscal 2003 we also reduced inventory levels, generating about $350,000 of cash.

Based on the pay-off of significant portion of our debt from proceeds of our public offering after year end, in the first quarter of 2004, the company will record additional non-cash expenses of $455,000, which relate to the write-off of unamortized financing costs and debt discount as of the date the notes were paid.  Had the company not repaid this debt, such amounts would have been amortized as interest expense over the remaining term of the notes.

Due to the lack of resources available, we had limited purchases of property and equipment in fiscal 2003 and 2002, primarily related to product masters for our instructional materials and related materials.  We spent $376,000 in 2003 and $139,000 in 2002 on these investing activities.

Our financing activities resulted in net cash of $1.1 million in fiscal 2003 and $1.6 million in fiscal 2002.  This primarily resulted from the net proceeds of debentures and notes payable issued less related payments in both fiscal 2003 and 2002.  In fiscal 2003 we also incurred $492,000 in stock offering costs related to the initial public offering that was closed subsequent to fiscal 2003.  Such amounts along with additional public offering costs incurred subsequent to year-end were offset against the gross proceeds of the public offering within stockholder’s equity in December 2003.  In fiscal 2002 we also received $485,000 in proceeds from the issuance of common stock.

consolidated results of opErations

Comparison of Fiscal 2003 to Fiscal 2002

As indicated above, our revenues have been curtailed by our inability to make marketing and advertising expenditures due to our lack of capital.  With sufficient capital to fund our customer acquisition and direct marketing programs on a consistent basis, we expect to generate additional revenues that will ultimately lead us to a revenue level sufficient to exceed operating expenses.

Consolidated Financial Information

	2003		2002
	Amount	% of Total Net Revenue	Amount	% of Total Net Revenue

Total Net Revenue	$9,744,221	100.0%	$11,572,295	100.0%

Cost of Sales	3,811,933	39.1%	4,148,637	35.8%

Gross Profit	5,932,288	60.9%	7,423,658	64.2%

Selling Expenses	5,798,320	59.5%	6,034,871	52.1%
General and Administrative Expense	2,869,427	29.4%	3,058,466	26.4%
Total Selling, General and Administrative	8,667,747	88.9%	9,093,337	78.5%

Depreciation and Amortization	275,216	2.8%	109,267	0.9%

Our consolidated net revenue decreased approximately $1.8 million, or approximately 15.8%, for fiscal 2003 compared to fiscal 2002.  The decrease in consolidated net revenue was primarily attributed to a $1 million decline in equipment revenue from $5.9 million in fiscal 2002 to $4.9 million for fiscal 2003.  Net revenue from instruction services also declined by $650,000, from $2.3 million in fiscal 2002 to $1.6 million for fiscal 2003.  Our lack of capital resulted in a scaling back of our marketing for new customers.  The decline in equipment revenue is primarily attributed to a reduction in the number of students attending our schools.  We believe that the majority of our equipment sales are driven by customer purchases of our golf instruction services.  Golf instruction services were impacted by a 34% reduction in attending students, to 4,261 students for fiscal 2003 from 6,443 students for fiscal 2002.

Our consolidated cost of sales percentage increased from 35.8% for fiscal 2002 to 39.1% for fiscal 2003.  This increase was primarily attributed to the use of various sales discounts and other sales incentives utilized during fiscal 2003 in order to stimulate sales and generate cash for use in operations.

Selling, general and administrative expense decreased about $400,000 in fiscal 2003, but increased as a percentage of net revenue from 78.6% in fiscal 2002 to 89.0% in fiscal 2003 due to the significant decline in net revenue.  Selling expenses ($5.8 million in fiscal 2003 and $6.0 million in fiscal 2002), increased as a percentage of net revenue, from 52.1% in fiscal 2002 to 59.5% in fiscal 2003.  This increase is primarily due to incurring nearly $1.0 million of costs in fiscal 2003 associated with talent required for the production of our latest infomercial; infomercial costs were only about $200,000 in fiscal 2002.  Net of infomercial production costs, selling expenses as of percentage of net revenue were comparable in fiscal 2003 and 2002, remaining at approximately 50%.  Although general and administrative expenses decreased approximately $189,000, they increased as a percentage of net revenue from 26.4% in fiscal 2002 to 29.4% in fiscal 2003.  Another significant factor to consider with respect to general and administrative expense is that fiscal 2002 was only an 11 month period, while fiscal 2003 was a twelve month period.  Therefore, the decline is even more significant and reflects the Company’s efforts to curtail such costs due to lack of operating capital.

While our depreciation expense is not significant, it increased $166,000 during fiscal 2003.  This increase was mainly due to the amortization of our instructional kit and advanced instructional series video masters commencing in fiscal 2003.

Our interest expense increased from $424,000 for fiscal 2002 to $2.3 million, for fiscal 2003.  This increase was mainly due to additional debt financing to fund our working capital requirements and amortization of certain debt discounts and deferred financing costs commencing in fiscal 2003.  Most of this increase was a non-cash interest charge.

Our consolidated net loss increased from $2.2 million for fiscal 2002 to $5.3 million for fiscal 2003.  This increase in net loss was mainly due to our decline in net revenues and an increase in our financing costs in fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We believe the adoption of SFAS No. 150 will have no immediate impact on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

The policies below are critical to our business operations and the understanding of our results of operations.  In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.  Certain critical accounting assumptions affect the reported amounts of assets, liabilities, revenues and expenses.  As a result, changes in these estimates or assumptions could significantly affect our financial position or our results of operations.  Actual results may differ from these estimates under different assumptions or conditions as discussed below.  We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and high degree of judgment and complexity.

Our critical accounting policies are as follows:

Revenue recognition and allowance for sales returns;

Inventory valuation; and

Accounting for income taxes.

Revenue Recognition and Allowance for Sales Returns

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended.  SAB 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2)

delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Revenue is recognized from product sales when both title and risk of loss transfer to the customer.  Generally, both risk of loss and title pass to our customers at the date of shipment via common carrier.  Sales are recorded net of an allowance for sales returns.  We offer a money-back guarantee that allows the customers to return most products, within 30 days of receipt, for a full refund of their original product purchase price, or exchange them for other products.  We estimate product sale returns based upon sales levels, historical return percentages and current economic trends.  If the actual costs of sales returns significantly exceed the recorded estimated allowance, our sales would be significantly adversely affected.  Revenue is recognized from sales of our golf school instruction services when the customer has attended the instruction program and our services have been rendered.  We credit deferred revenue to the extent we receive payment for products prior to shipment or prior to the rendering of services.

Inventories

Our inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Our inventory balances consist of the material costs of unassembled golf club components and other products bought and sold for resale without further processing or assembly.  These balances are written down periodically to adjust for any obsolete or unmarketable inventory as impairment of such inventories is identified.  If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated amounts, our cost of products sold and gross profit would be significantly adversely affected.

Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Our significant deferred tax asset is related primarily to our net operating loss carry-forward.  We have had net losses from inception and have concluded that it is more likely than not that our deferred tax assets will not be realized and as a result, we have provided a valuation allowance for the total of our net deferred tax asset at November 30, 2003.  The estimates for deferred tax assets and the corresponding valuation allowance require complex judgments.  We periodically review those estimates for reasonableness.  However, because the recoverability of deferred tax assets is directly dependent upon our future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

SEASONALITY AND ECONOMIC CONDITIONS

Since consumers consider our products and services discretionary spending items, we may be adversely affected by a sustained economic downturn in the economy.  Our second and third quarters are generally favorably affected due to the peak golf season in the United States and Canada, our primary markets.

INFLATION

We do not believe that inflation had a material impact upon our results of operations during fiscal 2003 and 2002.

MARKET RISK

In connection with the IPO, we paid off subsequent to year-end our only debt that had an interest rate that had a variable rate.    We have not engaged in any hedging activities to offset such risks.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock.  Also, you should be aware that the risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations.  You should also refer to the other information contained in and incorporated by reference into this Annual Report on Form 10-KSB, including our financial statements and the related notes.

We expect to continue to incur losses, and we may never become profitable.

We have incurred operating losses in most of the quarters in which we have been in business.  Our accumulated deficit through November 30, 2003 was $4.9 million.  We expect to continue to incur losses into fiscal 2004, and we cannot be certain if or when we will become profitable.  In addition, a high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter.  We expect our operating expenses to increase significantly as we increase the number of our employees and develop our business infrastructure in an effort to grow our marketing business.  As a result, if we are not successful in acquiring new customers and generating increased revenues, we may not be able to achieve and maintain profitability in the future.

We may need to raise additional capital that may not be available on satisfactory terms.

We may be required to raise additional capital in the future to meet the continued listing requirements of The American Stock Exchange.  We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  If we need additional capital and cannot raise it on acceptable terms, we may not be able to fund our marketing and promotions programs to generate sufficient new customers or adequately invest in the business to grow it profitably or maintain our listing on a nationally recognized exchange or quotation system.

If we do not invest or spend the net proceeds of our recently completed public offering of common stock effectively, we may not be able to generate sufficient revenue to achieve profitability.

We used approximately half of the net proceeds of our recently completed public offering of common stock to satisfy indebtedness and obligations due.  Our management has significant flexibility in applying the remaining net proceeds and may not do so effectively, which could lead to us not achieving profitability.  Shareholders will have to rely on the judgment of our management and may disagree with their decisions as to the application of these proceeds.  Pending these uses, we have invested the net proceeds from our recently completed public offering of common stock in government securities and other short-term, investment-grade, interest-bearing instruments.

If our infomercial marketing and other customer acquisition techniques are not successful, we may not be able to generate sufficient revenue to fund our operations.

Our success will depend in large part on the ability of our infomercial and other marketing programs to deliver new customers.  Moreover, our customer acquisition costs may increase in the future, and our customers may not spend in amounts sufficient to cover our selling and operating expenses because of economic conditions or otherwise.  There can be no assurance that our infomercial and other customer acquisition and direct marketing programs will be successful.  Since this is a key element of our plan to increase revenue, if we are not able to generate increased customer spending through these efforts, we may not achieve profitability.  Additionally, the funds expended on our infomercial and other marketing programs will no longer be available for use in alternative marketing plans.

If we do not grow or are unable to manage our growth, we may not be able to generate sufficient revenue to fund our operations, and it may result in operating inefficiencies and lost profit opportunities.

Our business plan is to rapidly expand our customer acquisition efforts and spending to grow our business.  However, we may not grow as planned or at all.  If we do grow, such growth may place significant strains on our management personnel and other resources.  In order to manage our future growth, we will need to continue to improve our operational, administrative and accounting systems and to continue to attract, train, retain, motivate and manage our employees.  In addition, our future success will depend in large part on our ability to maintain high rates of customer satisfaction, on-time delivery, inventory utilization and product and service quality, and to optimize our student-to-teacher ratios, while simultaneously increasing the number of our certified instructors, product lines and marketing programs.  If we are unable to manage our growth effectively, we may not be able to retain key personnel or provide quality services and equipment.  In which case, we may not be able to generate sufficient revenue to fund our operations.

Our overall performance and quarterly operating results are volatile.  This could make our future performance difficult to predict, and thereby reduce the market price of our common stock.

Our quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future.  We expect large fluctuations in our future quarterly operating results due to a number of factors, including the timing and effectiveness of our marketing and advertising programs and how well we manage our growth.  In addition, certain factors affecting our operating results are outside our control, including price and product changes of competitors and seasonality in the golf industry.

As a result of these and other factors, our results of operations for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.  These fluctuations in our quarterly results could cause our quarterly earnings to fall below market expectations.  Any failure to meet expectations of securities analysts or the market in general could result in a significant decline in the market price of our common stock and could cause these analysts to cease following our common stock.  Securities class action litigation is frequently brought against companies following a sharp decline in their stock price.  Any such litigation, regardless of merit, could result in substantial costs, harm our reputation, and divert our management’s attention away from the operation of our business.

If we are unable to attract and retain qualified sales personnel and instructors, we may not be able to generate sufficient revenue from our golf school operations to fund our operations and we may not be able to compete effectively in the equipment marketplace.

Our business requires direct contact between our employees and instructors and our customers.   Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate and manage our employees and instructors.  We invest significant amounts of time and money to train and develop our sales personnel and instructors, and sales personnel and instructors are both important to our business.  Our instructors are required to attend a one-week training program, for which we charge a modest fee to cover the cost of the program.  Prior to our initial public offering in December 2003, we experienced a high rate of attrition among our sales and administrative personnel, primarily due to reductions in work force caused by our financial condition and reduced sales volumes due to our inability to fund marketing programs.  If our sales personnel leave shortly after training, we lose approximately two weeks investment in sales process and product training.  However, we have not experienced any significant turnover in certified instructors.  In the event we lose instructors, we will have to expend additional time and resources to locate and properly train new instructors.  Any inability to attract, train and retain our sales personnel and instructors would impair our ability to adequately manage and staff our existing and future business.

Our golf equipment manufacturing operations are dependent to a significant extent on our ability to design and develop new golf equipment, which requires us to remain current with technological advances in the golf industry.  We may not be able to compete effectively if we do not keep up with the continuing technological changes in the golf industry.

The golf equipment market is characterized by rapidly changing technology designed to enhance golf equipment performance.  Accordingly, our future success will depend, in part, on our ability to continue to effectively use leading technologies in the design and manufacture of our equipment and to develop new products and services that meet changing customer needs.

In order for us to achieve and sustain profitability in the golf equipment market, all of these tasks must be accomplished in a timely and cost-effective manner.  We cannot assure shareholders that we will succeed in effectively doing any of these tasks and our failure to do so could result in a significant decline in the revenue we generate from equipment sales.

Seasonal fluctuations in our business and unanticipated variations in our marketing and promotional programs may impact our operating results and the value of shareholders’ investment in us.

We derive all of our revenue from golf products and services, which we sell and market directly to our customers.  We expect that we will experience seasonal fluctuations in revenues relating to our sales and marketing efforts.  We expect that revenues in the quarters ending November 30 and February 28 will typically be lower than our other two quarters due to the seasonal nature of the golf business in North America and Canada.  This seasonal trend may materially affect our quarter-to-quarter operating results.  Furthermore, a large percentage of our operating expenses, particularly marketing, personnel and rent, are fixed or committed to in advance of any particular quarter.  While the scope and number of our marketing and promotion programs may be adjusted to reflect the success of each in generating new customers and revenues, these adjustments take time, and we must maintain a sufficient level of committed marketing and promotion spending as well as personnel staffing to support these programs and anticipated customer spending growth.  As a result, unanticipated variations in the number, scope and success of our marketing programs may cause significant variations in the amount of revenue we are able to generate from our operations, which could result in a decline in the market value of our common stock.

Our senior management consists of a small group of individuals, and therefore the loss of key members of our management team could cause a significant interruption to the conduct of our business.

Our management team consists of a small number of people.  As a result, each member of our management plays a critical role in our business.  In particular, we depend on the continued employment and performance of Andrew S. Wyant, our Chief Executive Officer and President, and Thomas Herskovits, our Chairman, and other key members of our management.  Messrs. Wyant and Herskovits have been responsible for virtually all of our management activities for the last several years and are closely identified with our business.  Their continued service is critical to our business operations.  The life insurance we have obtained for Mr. Wyant may not adequately compensate us for the loss of Mr. Wyant.

Our future success is dependent on our ability to compete effectively in the highly competitive golf equipment and golf school industries.

The golf equipment industry is highly competitive and dominated by a few large market participants, including Callaway (which also owns the Ben Hogan, Odyssey and Top-Flite brands), Adidas (which owns the Taylor Made and MaxFli brands), Nike, Fortune Brands (which owns the Titleist and Cobra brands) and Ping.  These companies have better brand recognition and significantly greater financial resources than us.  Newer and smaller companies have also entered the market, including Rossignol (which owns the Cleveland Golf brand), Adams, Wilson, Mizuno, and GenX Sports (which owns Tear Drop, Ram and Tommy Armour brands), which has led to increased competition.  Our large competitors tend to promote and market a premium product image focused primarily on performance.  The significant research and development, marketing and sponsorship budgets of these competitors tend to result in premium priced products compared to smaller players in the equipment industry.  We likewise promote a premium product image in terms of both performance and price, but with a significantly lower research and development, marketing and sponsorship budget.

Many of our current and potential competitors have longer operating histories, established reputations and greater financial, technical and marketing resources than we do.  This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.  Many of our competitors have well-established relationships with our potential partners and have extensive knowledge of these industries.  These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote more resources to the development, promotion and sale of their products and services than we can.  Finally, we expect to face additional competition from new entrants into the golf school and golf equipment marketplaces because there are relatively low barriers to entry into them.

Our officers and directors own a significant number of shares, and have a significant influence over shareholder actions, which could result in our taking actions that other shareholders do not approve.

Our executive officers and directors beneficially own or control, collectively, 1,421,291  shares of our common stock, or 27% of the voting power of our common stock.  Accordingly, these persons are in a position to significantly influence the election and removal of directors and the outcome of significantly all matters submitted to shareholders for a vote.  Additionally, these persons are able to significantly influence any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt.  This concentration of ownership may discourage a potential acquiror from making an offer to buy us, which, in turn, could depress the market price of our common stock and impair shareholders’ ability to resell their shares at or above the initial public offering price.

Provisions of our articles of incorporation and bylaws and Illinois law could deter takeover attempts that may offer shareholders a premium, which could adversely affect the market price of our common stock.

Provisions of our articles of incorporation, bylaws and Illinois law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.  The existence of these provisions may deprive shareholders of the opportunity to sell their shares at a premium over prevailing prices.  For example, our articles of incorporation provide that so long as we have at least six directors, the board of directors will be divided into three classes as nearly equal in size as possible with staggered three-year terms.  If, in the future, our board is expanded to at least six directors, this classification of our board of directors will have the effect of making it more difficult for shareholders to change the composition of the board.  In addition, our board of directors is authorized, without further shareholder approval, to issue up to two million shares of preferred stock with such rights, preferences and privileges as our board of directors may determine.  This means that, without shareholder approval, our board of directors has the authority to attach special rights to this preferred stock, including voting and dividend rights.  With these rights, preferred shareholders could make it more difficult for a third party to acquire us, which could depress the market value of our common stock and impair shareholders’ ability to resell their shares at or above the initial public offering price.

Item 7. Financial Statements.

The financial statements listed in Part III Item 13, with the reports of independent accountants, are included in this Form 10-KSB on pages F-1, et seq.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

 We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

 In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide reasonable assurance.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

Information with respect to directors and executive officers included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2004 under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 10. Executive Compensation.

Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2004 under the caption “Executive Compensation” is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2004 under the caption “Certain Transactions with Management and Others” is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)           The following exhibits are filed as part of this report:

3.1*	Amended and Restated Articles of Incorporation of Registrant

3.2*	Amended and Restated Bylaws of Registrant

4*	Specimen stock certificate representing Registrant’s common stock

10.1*	Industrial Building Lease between the Registrant and First Industrial, L.P., dated June 29, 2001

10.2*	Registrant’s 2003 Stock Incentive Plan

10.3*	Employment Agreement between the Registrant and Andrew S. Wyant

10.4*	Form of Indemnification Agreement

10.5*	Form of Registrant’s Certified Instructor Sales/Compensation Agreement

10.6*	Consultation Agreement between Registrant and Robert F Lukasiewicz, dated September 5, 2003

10.7*	Form of Lock-Up Agreement

21*	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference from the Exhibits to our Registration Statement on Form SB-2 (Reg. No. 333-107802).

(b)           Reports on Form 8-K

We did not file any current reports on Form 8-K during the fourth quarter of 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GOLF CORPORATION

By:	/s/ Andrew S. Wyant
Andrew S. Wyant, Chief Executive Officer

Date:       February 27, 2004

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February   , 2004.

Name		Title	Date

/s/ Thomas Herskovits		Chairman of the Board	February 27, 2004
Thomas Herskovits

/s/	Andrew S. Wyant	Chief Executive Officer and Director (principal executive officer)	February 27, 2004
Andrew S. Wyant

/s/	Richard A. Magid	Chief Financial Officer and Director (principal financial and accounting officer)	February 27, 2004
Richard A. Magid

/s/	Kenneth Greenblatt	Director	February 27, 2004
Kenneth Greenblatt

/s/	Robert E. Baker	Director	February 27, 2004
Robert E. Baker

INDEPENDENT AUDITOR’S REPORT

Board of Directors

Natural Golf Corporation

Mt. Prospect, IL

We have audited the accompanying consolidated balance sheet of Natural Golf Corporation and Subsidiaries as of November 30, 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended November 30, 2003 and the eleven months ended November 30, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Golf Corporation and Subsidiaries as of November 30, 2003 and the results of their operations and their cash flows for the year ended November 30, 2003 and the eleven months ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

HEIN & ASSOCIATES LLP

Denver, Colorado

January 29, 2004

NATURAL GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF NOVEMBER 30, 2003

CURRENT ASSETS:
Cash	$400
Accounts receivable	49,531
Inventories	704,896
Prepaid expenses	8,433
Total current assets	763,260

PROPERTY AND EQUIPMENT, at cost
Equipment	329,908
Product masters	557,171
Software	94,120
Furniture and fixtures	67,551
Leasehold improvements	47,804
Total property and equipment	1,096,554
Less accumulated depreciation and amortization	(542,868)

Property and equipment, net	553,686

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization	264,208
Deferred stock offering costs	492,216
Deposits and other	66,074
Total other assets	822,498

TOTAL ASSETS	$2,139,444

See accompanying notes to these consolidated financial statements.

CURRENT LIABILITIES:
Current portion of notes payable, including $450,000 to related parties	$3,130,325
Trade accounts payable, including $59,720 to related parties	1,700,310
Deferred revenue	222,171
Accrued expenses:
Advertising	498,072
Commissions	187,696
Interest	410,003
Payroll	137,699
Royalties	94,475
Other	635,911
Total current liabilities	7,016,662

Long-term obligations, net of current portion	37,919

TOTAL LIABILITIES	7,054,581

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

STOCKHOLDERS’ DEFICIT
Preferred stock, 2,000,000 and no shares authorized, none outstanding	—
Common stock, no par value, 18,000,000 shares authorized, 2,521,254 shares outstanding	10,128,876
Additional paid-in capital	2,941,049
Common stock and options issuable	599,500
Treasury stock, at cost	(50,000)
Accumulated deficit	(18,534,562)

Total stockholders’ deficit	(4,915,137)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,139,444

See accompanying notes to these consolidated financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED NOVEMBER 30, 2003 AND
THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002

	FOR THE YEAR ENDED NOVEMBER 30, 2003	FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002

NET SALES:
Products	$8,101,849	$9,285,443
Services	1,642,372	2,286,852
Total net sales	9,744,221	11,572,295

COST OF SALES:
Cost of products sold	2,788,734	2,719,535
Cost of services provided	1,023,199	1,429,102
Total cost of sales	3,811,933	4,148,637

GROSS PROFIT	5,932,288	7,423,658

OPERATING EXPENSES:
Selling expenses	5,798,320	6,034,871
General and administrative expense	2,869,427	3,058,466
Depreciation and amortization	275,216	109,267
Total operating costs	8,942,963	9,202,604

LOSS FROM OPERATIONS	(3,010,675)	(1,778,946)

OTHER EXPENSE:
Interest expense	(2,267,711)	(424,320)
Other expense, net	(25,085)	(9,719)
Total other expense, net	(2,292,796)	(434,039)

NET LOSS	$(5,303,471)	$(2,212,985)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(2.18)	$(1.06)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC AND DILUTED)	2,433,360	2,084,502

See accompanying notes to these consolidated financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2003 AND
THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002

	COMMON SHARES OUTSTANDING	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	COMMON STOCK AND OPTIONS ISSUABLE	TREASURY STOCK	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT

BALANCES, January 1, 2002	2,002,771	$7,663,416	$286,000	—	$(44,000)	$(11,018,106)	$(3,112,690)
Issuance of common stock:
Cash	122,500	485,000	—	—	—	—	485,000
Conversion of related party payables	141,567	566,266	—	—	—	—	566,266
Warrants issued for terminated employee settlement	—	—	322,932	—	—	—	322,932
Compensation related to warrants issued for endorsement	—	—	18,000	—	—	—	18,000
Repurchase of common stock	(1,000)	—	—	—	(6,000)	—	(6,000)
Net loss		—	—	—	—	(2,212,985)	(2,212,985)
BALANCES, November 30, 2002	2,265,838	8,714,682	626,932	—	(50,000)	(13,231,091)	(3,939,477)
Payment of note principal and interest	247,666	1,383,194	—	—	—	—	1,383,194
Settlement of compensation claim	7,750	31,000	—	—	—	—	31,000
Discount on secured debentures due to issuance of detachable warrants and beneficial conversion feature	—	—	1,025,782	—	—	—	1,025,782
Discount on investor notes due to issuance of detachable warrants	—	—	52,209	—	—	—	52,209
Options issued in connection with marketing consulting agreement	—	—	18,600	—	—	—	18,600
Warrants issued in connection with endorsement agreement	—	—	7,000	—	—	—	7,000
Warrants issued to placement agent in connection with secured debenture offering	—	—	52,448	—	—	—	52,448
Discount on unsecured debentures due to issuance of detachable warrants and beneficial conversion feature	—	—	993,305	—	—	—	993,305
Warrants issued to placement agent in connection with unsecured debenture offering	—	—	81,823	—	—	—	81,823
Common stock and options to be issued for infomercial talent	—	—	—	599,500	—	—	599,500
Warrants issued to secured debenture holders to extend maturity date	—	—	66,700	—	—	—	66,700
Imputed interest on advances from directors	—	—	16,250	—	—	—	16,250
Net loss	—	—	—	—	—	(5,303,471)	(5,303,471)
BALANCES, November 30, 2003	2,521,254	$10,128,876	$2,941,049	$599,500	$(50,000)	$(18,534,562)	$(4,915,137)

See accompanying notes to these consolidated financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED NOVEMBER 30, 2003	FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,303,471)	$(2,212,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Depreciation and amortization	275,215	109,267
Amortization of debt discount/deferred financing costs	1,763,183	131,076
Imputed interest on director’s advances	16,250
Provision for doubtful accounts	(6,500)	(15,000)
Compensation related to warrants and options issued for services	25,600	18,000
Common stock and options to be issued for infomercial talent	599,500	—
Common stock issued to settle compensation claim	31,000	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(265)	29,568
Inventories	350,074	(132,491)
Prepaid expenses	93,512	(36,977)
Deposits	1,735	(3,426)
Increase (decrease) in liabilities:
Accounts payable	526,761	281,042
Deferred revenue	(184,509)	(122,077)
Accrued expenses	1,126,381	515,866
Net cash used in operating activities	(685,534)	(1,438,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash purchases of property and equipment	—	(57,681)
Increase in product masters	(375,627)	(81,100)
Net cash used in investing activities	(375,627)	(138,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes issued	559,100	1,345,000
Proceeds from secured debentures issued	400,000	—
Proceeds from unsecured debentures issued	1,263,683	—
Payments on notes payable	(449,315)	(46,260)
Debt issue costs incurred	(220,091)	(223,889)
Stock offering costs incurred	(492,216)	—
Proceeds from issuance of common stock	—	485,000
Repurchase of common stock	—	(6,000)
Net cash provided by financing activities	1,061,161	1,553,851

NET INCREASE (DECREASE) IN CASH	—	(23,067)
CASH , at beginning of period	400	23,467
CASH , at end of period	$400	$400
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$152,630	$16,248
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party payables converted to stock	$—	$566,266
Warrants issued in settlement of outstanding liability	$—	$322,932
Accounts payable converted to a short-term promissory note	$—	$93,706
Notes payable issued in exchange for property	$—	$78,843
Conversion of notes to secured debentures	$905,000	$—
Stock issued in payment of notes and accrued interest	$1,383,194	$—
Debt discount	$2,071,296	$—
Warrants issued in payment of financing costs	$200,971	$—

See accompanying notes to these consolidated financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations – The Company is a golf instruction company that provides a total system for playing better golf, including a grip, stance, swing and equipment different from conventional golf systems.  Most of the Company’s revenue is derived from three sources: selling instructional products, including videotapes, DVDs, books, practice devices and accessories; conducting golf schools in over 200 major markets in the United States; and selling custom-fitted golf clubs specially designed for the Natural Golf swing.  The Company operates in three subsidiaries, of which Natural Golf Corporation is the parent company.  These subsidiaries are based on natural groups of revenue production within the Company including golf school revenue; product sales generated in the field; and product sales generated from infomercials and other media advertising, the Internet and telemarketing efforts.

Principles of Consolidation – The consolidated financial statements include the accounts of Natural Golf Corporation and its three wholly owned subsidiaries, Natural Golf Products Corporation, Natural Golf Field Sales Corporation and Natural Golf Schools Corporation (collectively referred to as the “Company”).  All significant inter-company accounts and transactions have been eliminated.

Change in Year End – During 2002, the Company changed its year end from December 31 to November 30.

Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Receivables and Credit Policies – Normally the Company requires customer payment at the time of sale.  In connection with certain promotions, however, the Company offers a deferred financing arrangement where up to 3 monthly payments can be made.  Trade receivables consist of obligations under these deferred arrangements, are uncollateralized and do not bear interest.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectable.  As of November 30, 2003, accounts receivable are net of an allowance for doubtful accounts of $7,500.

Inventories – Inventories are valued at the lower of cost or market.  The Company values all inventories utilizing the first-in, first-out method.  Inventory cost generally includes finished goods and components.  Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  Inventories consist of the following at November 30, 2003:

Components - unassembled golf club parts	$556,169
Finished goods	194,727

750,896
Inventory reserve	(46,000)

Net inventory	$704,896

Property and Equipment – Property and equipment are stated at cost.  Depreciation is provided over the estimated useful lives of the assets ranging from three to seven years using the straight-line method of depreciation.  Leasehold improvements are stated at cost and amortized over the remaining life of the lease, using the straight-line method.  The cost of normal maintenance and repairs is charged to operating expenses as incurred.  Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.  Upon the disposition of assets, the related cost and accumulated depreciation are removed from the books and the realized gain or loss, if any, is recognized in the year of the disposition.

Costs incurred to produce product masters are capitalized.  Product masters are principally comprised of production masters for our instructional materials, including videotapes, DVDs, books and related packaging.  During fiscal 2003 and 2002 the Company incurred costs of $375,627 and $81,100, respectively for its product masters.  The Company amortizes these costs using the forecast computation method, which amortizes such costs as actual revenue is earned over the estimated total expected revenues.  The Company continues to modify future expected revenues based on additional information as it becomes available.  Amortization expense related to the video product masters during fiscal 2003 and 2002 was $153,270 and $0, respectively.

Deferred Financing Costs – The Company capitalizes costs associated with the issuance of debt instruments.  These costs are amortized on a straight-line basis over the term of the debt agreements.  Amortization expenses for deferred financing costs were $380,743 and $0 for fiscal 2003 and 2002, respectively.

Deferred Stock Offering Costs – The Company capitalizes costs associated with the issuance of stock as they are incurred.  Upon issuance of the stock, such issue costs are treated as a reduction of the offering proceeds and accordingly charged to common stock, no par value.  During fiscal 2003 the Company incurred costs of $492,216 related to an initial public offering of stock that was completed subsequent to November 30, 2003.  This amount is reflected on the balance sheet in Other Assets as of November 30, 2003.

Revenue Recognition and Sales Incentives – The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B.  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

The Company recognizes revenue from product sales when risk of loss for and title to its products pass to the buyer.  Generally, both risk of loss and title pass to the Company’s customers at the date of shipment via common carrier.  The Company also offers the right of return for certain inventory, for which the Company estimates a return allowance.  The Company recognizes revenue from golf instruction services when those services have been performed.  Deferred revenue represents customer prepayments, which are recognized as revenue when product is shipped, or when the golf instruction services have been rendered to the attending customer.  Generally, the Company receives payment from its customers prior to or at the time the product is shipped or the service is rendered.

The Company offers sales incentives to customers from time to time.  Cash incentives such as discounts or instant rebates are included in the determination of net sales.  Company gift certificates issued to customers at the time of sale of another product or service are included in the determination of cost of sales.  The cost of incentives is recognized at the later of the date at which the related sale is recognized or the date at which the incentive is offered.

Advertising Costs – Advertising costs for the Company are expensed as incurred, including costs to produce infomercials, television commercials and print advertisements.  Advertising charged to expense during fiscal 2003 and 2002 was $2,948,763 and $2,257,630, respectively.

Research and Development – The costs associated with research and development for new products and significant product improvements are expensed as incurred.  Research and development expense for fiscal 2003 and 2002 was $78,000 and $104,000, respectively.  These costs were primarily for new golf club design and related tooling.

Comprehensive Income (Loss) – Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities.  For fiscal 2003 and 2002, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

The Company accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123).  SFAS No. 123 requires that options, warrants, and similar instruments that are granted to non-employees for goods and services be recorded at fair value on the grant date.  Fair value is generally determined under an option-pricing model using the criteria set forth in SFAS No. 123.  The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees.

Income Taxes – The Company follows Financial Accounting Standard (FAS) 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax (benefit) expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net Income (Loss) Per Share – Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Due to losses incurred, basic and diluted earnings per share were the same.  Common stock equivalents, which are comprised of issuable securities, options, warrants and convertible debentures and notes of 1,697,667 and 231,983 as of November 30, 2003 and November 30, 2002, respectively, have been omitted from earnings per share.

Use of Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.  Significant estimates include sales returns, inventory reserves and valuation allowances associated with deferred tax assets.  It is reasonably possible that estimates will change in the forthcoming year and revisions could be material.

Financial Instruments – The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of these instruments.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Concentrations of Supply – During fiscal 2003 approximately 70% of the Company’s inventories were purchased from five major suppliers.  If the Company’s relationship with these suppliers were to cease, management believes there are sufficient alternative suppliers, such that there would not be a significant adverse impact on the operations of the Company.

Recent Pronouncements – SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

2.                                       INITIAL PUBLIC OFFERING SUBSEQUENT TO YEAR-END:

On December 17, 2003, the Company successfully completed an initial public offering (the “IPO”) of 2.5 million shares of common stock.  The net proceeds from the stock offering, after deducting underwriting fees and offering expenses, were $10,439,000.  The proceeds are being used to pay off outstanding obligations, develop new infomercials and other advertisements, fund advertising and promotion campaigns, and implement a total enterprise information and financial system.

In connection with the closing of the stock offering, the Company issued to its underwriter five-year warrants to purchase 250,000 shares of common stock at an exercise price of $8.25 per share.

3.                                       LIQUIDITY:

The Company’s business strategy is to become a leading golf instruction company by direct marketing to golf consumers the benefits of the Natural Golf system.  As of November 30, 2003, the Company had a working capital deficit of ($6,253,402) and had incurred operating losses of ($4,789,621) over the past two years.  Due to the lack of funds, the Company’s marketing efforts have been severely restricted during these past two years.  Accordingly, the sales for fiscal 2001 of $16.0 million have fallen to $9.7 million in fiscal 2003.  In December 2003 the Company completed an initial public offering and raised net proceeds of $10.4 million (See Note 2) in order to properly capitalize the Company.  After paying off certain obligations, the net proceeds will be primarily used to drive the acquisition of new customers and increased revenues.

Although management cannot assure that future operations will be profitable or that additional debt or equity will be raised, it believes that its capital resources will be adequate to maintain and realize its strategy.  Should losses continue at the current rate, however, it could adversely affect future operations.

4.                                       NOTES PAYABLE AND LONG-TERM DEBT:

Notes payable and long-term debt consist of the following as of November 30, 2003:

Note payable to bank (see (a) below)	$200,000
Fiscal 2003 secured convertible notes payable to investors (see (b) below)	1,204,282
Notes payable to investors (see (c) below)	744,930
Fiscal 2003 convertible notes payable to foreign investors (see (d) below)	621,018
Fiscal 2001 convertible notes payable to investors (see (e) below)	—
Notes payable to individuals (see (f) below)	—
Note payable to former officer (see (g) below)	75,000
Advances from officer and director (see (h) below)	250,000
Other	73,014
Total notes payable	3,168,244
Less current maturities	(3,130,325)

Notes payable, less current maturities	$37,919

As of November 30, 2003, aggregate maturities of notes payable are as follows:

2004	$3,878,778
2005	27,393
2006	10,526
Total payments	3,916,697
Less discount	(748,453)

Balance	$3,168,244

(a)                 Note payable to bank:

The note payable to bank of $200,000 bears interest payable monthly at the bank’s prime rate less 0.5% (prime was 4.5% at November 30, 2003).  The principal originally due December 30, 2002 was extended through October 30, 2003.  Subsequently, the Bank verbally agreed that the remaining principal balance would be due upon the earlier of November 17, 2003 or the completion of the initial public offering.  The Company’s Chairman is the guarantor.

Subsequent to November 30, 2003, the Company fully repaid the note payable to bank.

(b)                Fiscal 2003 secured convertible notes payable to investors:

The secured convertible notes payable to investors of $1,305,000 are net of unamortized discount of $100,718 as of November 30, 2003.  The interest rate on the notes is 10%.  Included in these notes is $100,000 to a director/officer.

During fiscal 2003 the Company sold 8 units (the Units) in a private placement offering (PPO) at $50,000 per unit, totaling $400,000.  Additionally, certain prior noteholders had the right to convert their notes into Units of the PPO.  Noteholders holding $905,000 of these notes have converted them into the Units in this PPO (see Notes 2c and 2f below).  Each Unit is comprised of one convertible debenture and five-year warrants to purchase 12,500 shares of the Company’s common stock at $4.00 per share, totaling 326,250 warrants.  The debentures are convertible into common stock at $4.00 per share, were originally due December 31, 2003, and are collateralized by inventories.

The warrants were valued at $512,891, which also resulted in an effective beneficial conversion feature of $512,891.  The estimated fair value of the warrants and beneficial conversion feature totaling $1,025,782 is treated as a discount on the debt and is being amortized over the term of the debenture.  The fair value of the warrants was estimated on the grant date using the Black-Scholes pricing model with the following assumptions: common stock based on a market price of $4.00 per share, zero dividends, expected volatility of 100%, risk-free interest rate of 6% and an expected life of three years.

During fiscal 2003 holders of $1,030,000 of debentures agreed to extend the maturity to June 30, 2004 and the Company issued additional warrants to purchase 25,750 shares of common stock exercisable at $4.00 per share to these holders.  These additional warrants were valued at $66,700 under the Black-Scholes pricing method using the same assumptions set forth above, and such amount was capitalized as a deferred financing cost and is being amortized through the extended maturity date.

A placement agent received a 10% cash commission on Units placed by the placement agent.  In addition, the placement agent received warrants to purchase 20,250 shares of the Company’s common stock at an exercise price of $4.00 per share, expiring five years from the date of grant.  The placement agent may also receive warrants equal to 10% of the total shares of common stock that are issued upon exercise of the warrants sold in the PPO.

Subsequent to November 30, 2003, the Company paid $275,000 of principal, plus interest, to those investors who did not agree to extend the maturity on the notes payable.  The Company also paid $130,209 of principal, plus interest, to another debenture holder who agreed to take early repayment without penalty to the Company.

(c)                 Notes payable to investors:

The notes payable to investors of $750,000 are net of unamortized discount of $5,070 as of November 30, 2003.  The interest rate on the notes is 30% (10% in cash and 20% in the form of common stock).

•                  $200,000 of these notes matured October 15, 2002, but was subsequently extended to mature November 1, 2003.  The interest payable in stock was originally at the rate of $10.00 per share.  As consideration for extension of these notes, interest in the form of common stock is paid at a rate of $4.00 per share.

•                  $500,000 of these notes matured July 1, 2003, but was subsequently extended to mature November 1, 2003 ($100,000 of these notes are to the daughter and son of a director/stockholder of the Company).  The interest payable in stock was at the rate of $4.00 per share.

•                  $50,000 of these notes matured October 7, 2002, but was subsequently extended to mature December 30, 2003.  The interest payable in stock was at the rate of $10.00 per share.  As consideration for the renewals, the Company issued to the holder five-year warrants to purchase 55,000 shares of common stock at $4.00 per share.  The warrants were valued in the aggregate at $52,209, which is treated as a discount of the debt and is being amortized over the term of the note.  The fair value of the warrants was estimated on the grant date using the Black-Scholes pricing model with the following assumptions: common stock based on a market price of $4.00 per share, zero dividends, expected volatility of 100%, risk-free interest rate of 6% and an expected life of three years.

•                  $50,000 of these notes matured October 7, 2002.  The interest payable in stock was at the rate of $10.00 per share.  These notes were converted into a debt security sold in a private placement offering on January 3, 2003 (see Note 2b above).

All of the notes referenced above contain prepayment and acceleration provisions.  Additionally, with respect to $700,000 of notes maturing November 1, 2003, in the event that a transaction or series of transactions occurs that provides $5,000,000 or greater in debt and/or equity, such notes would become immediately due and the noteholder would receive one warrant for the purchase of one share of common stock for every $4.00 of debt, exercisable at $4.00 per share for five years.  As a result of the IPO, the notes were paid and accordingly, in December 2003 the Company issued 175,000 warrants to purchase shares of common stock.  The warrants were valued in the aggregate at $474,250, which will be treated as additional interest expense.  The fair value of the warrants was estimated on the grant date using the Black-Scholes pricing model with the following assumptions: common stock based on a market price of $4.75 per share, zero dividends, expected volatility of 80%, risk-free interest rate of 2.5% and an expected life of three years.

In connection with the payment of interest on these notes payable, 60,148 shares were issued to the noteholders after November 30, 2003.

(d)                Fiscal 2003 unsecured convertible notes payable to foreign investors:

The unsecured convertible notes payable to foreign investors of $1,263,683 are net of unamortized discount of $642,665 as of November 30, 2003.  The interest rate on the notes is 10%.

During fiscal 2003 the Company sold approximately 25 units in a foreign offering (the Foreign Units) at $50,000 per unit, totaling $1,263,683.  Each Foreign Unit is comprised of one convertible debenture for $50,000 and five-year warrants to purchase 12,500 shares of the Company’s common stock at $4.00, totaling 315,920 warrants.  The debentures are convertible into common stock at $4.00 per share and are due June 30, 2004.

The warrants were valued at $496,653, which also resulted in an effective beneficial conversion feature of $496,653.  The estimated fair value of the warrants and beneficial conversion feature totaling $993,305 is treated as a discount on the debt and is being amortized over the term of the debenture.  The fair value of the warrants was estimated on the grant date using the Black-Scholes pricing model with the following assumptions: common stock based on a market price of $4.00 per share, zero dividends, expected volatility of 100%, risk-free interest rate of 6% and an expected life of three years.

A placement agent received a 10% cash commission on Foreign Units placed by the placement agent.  In addition, the placement agent received warrants to purchase 31,592 shares of the Company’s common stock at an exercise price of $4.00 per share, expiring five years from the date of grant.  In addition, the placement agent may receive warrants equal to 10% of the total shares of common stock that are issued upon exercise of the warrants sold in the offering.

Subsequent to November 30, 2003, $1,205,508 of these notes was fully repaid in cash.

(e)                 Fiscal 2001 convertible notes payable to investors:

The convertible notes payable to investors matured in fiscal 2003 and were paid off in common stock.  The interest rate on the notes is 10%, also payable in the form of common stock at the rate of $8 per share.

During fiscal 2003, notes of $645,000 and accrued interest of $125,432 were converted at maturity into 96,304 shares of common stock of the Company, a conversion rate of $8.00 per share.  The holder of the remaining $500,000 of notes elected to receive payment in the form of cash and, as a result, the Company had an option to pay the principal and accrued interest in cash or in the form of the Company’s common stock at a rate of $4.00 per share.  During fiscal 2003, the Company exercised its option and issued 149,520 shares of its common stock in payment of $500,000 of principal and $98,080 in accrued interest under said note.

One of the notes was issued with warrants for the purchase of 62,500 shares of common stock at an exercise price of $8 per share.  The warrants expired unexercised in fiscal 2002.

(f)                   Notes payable to individuals:

During fiscal 2003, noteholders converted the balance of  $855,000 into the debt securities sold in the PPO (See Note 2b above). Of these notes, $110,000 was issued during fiscal 2003, the balance in previous years.  The notes were unsecured and had an interest rate of 10%.

(g)                Note payable to former officer:

The note payable to former officer had a maturity date of July 1, 2003 and was extended to the earlier of December 31, 2003 or the closing of an initial public offering.  Interest is at 4.5% prior to July 1, 2003, and at 10% commencing July 1, 2003.  The note is collateralized by substantially all the assets of the Company.

Subsequent to November 30, 2003, this amount was repaid in full.

(h)                Advances from officer and director:

Subsequent to November 30, 2003, an officer and director made additional advances of $114,958 and the Company repaid the total of $364,958 that was outstanding.

5.                                       STOCKHOLDERS’ DEFICIT:

On August 8, 2002, the Company’s directors and stockholders approved the Company’s 2002 Stock Option Plan (the “Plan”).  This Plan is intended to advance and promote the interests of the Company by providing incentive to key employees, the employees of any subsidiaries/affiliates acquired or established, and the Company’s directors, consultants and advisors who contribute to the management, growth and protection of the Company to continue their service to the Company.  The Company reserved 250,000 shares of common stock to be issued pursuant to the Plan.  There have been no options granted under the Plan, and this Plan has been replaced by the Company’s 2003 Stock Incentive Plan (the “2003 Plan”) that was adopted by the Board of Directors on August 4, 2003 and approved by the Company’s stockholders on August 22, 2003.  The 2003 Plan provides for the grant of stock options, restricted stock and stock appreciation rights.  The Company has reserved 900,000 shares of common stock to be issued under the 2003 Plan.  No awards can be made under the 2003 Plan after July 1, 2013.

During August 2003, the shareholders approved an amendment to the Company’s articles of incorporation increasing the number of authorized shares of common stock from 4,000,000 to 18,000,000 and creating a class of 2,000,000 shares of preferred stock with rights, designations and preference to be determined by the Board of Directors from time to time.

During fiscal 2003 the Company issued common stock in the following transactions:

•                 245,824 shares were issued to investors in connection with certain convertible notes (See Note 2e above).

•                 9,592 shares were issued in connection with the settlement of other obligations.

During fiscal 2003 the Company issued warrants and options to purchase its common stock in the following transactions:

•                 352,000 warrants to investors under the secured convertible debenture offering (See Note 2b).

•                 315,920 warrants to foreign investors under the unsecured convertible debenture offering (See Note 2d).

•                 51,842 warrants to the placement agent of the secured and unsecured convertible debenture offerings (See Note 2b and 2d).

•                 55,000 warrants to an investor as partial consideration for the renewal and extension of a certain note (see Note 2c).

•                 10,000 options to an individual at $10 per share for consulting services.

•                 3,125 warrants to an individual at $.01 per share in connection with a services agreement.  These warrants expired September 20, 2003.

During fiscal 2002, the Company issued 122,500 and 141,567 shares of common stock for $485,000 in cash and the conversion of $566,266 of amounts owing to certain officers/directors/shareholders; respectively.

During fiscal 2002, in connection with an employment separation agreement with its Vice Chairman and Secretary, the Company issued warrants to purchase 80,733 shares of the common stock of the Company exercisable at $0.01 per share for five years.  The warrants were valued at $322,932.  The fair value of the warrants was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:  common stock based on market price of $4.00 per share, zero dividends, expected volatility of 100%, risk-free interest rate of 6% and an expected life of five years.

The Company’s outstanding warrants and options as of November 30, 2003 can be summarized as follows:

Holder(s)	Number of Warrants/ Options	Per Share Exercise Price	Expiration Date

Former officer in connection with termination agreement	80,733	$0.01	November 19, 2007
Secured convertible debenture holders	352,000	$4.00	December 31, 2007
Unsecured convertible debenture holders under foreign offering	315,920	$4.00	June 30, 2008
Investors in connection with note renewal and extension	55,000	$4.00	March 31, 2008 and June 30, 2008
Placement agent in connection with secured and unsecured offerings	51,842	$4.00	December 31, 2007 and June 30, 2008
Individual in connection with consulting agreement	10,000	$10.00	—

	865,495

The Company has reserved for the issuance of options to purchase 75,000 shares exercisable at $10.00 per share and 115,000 shares of common stock to certain individuals that participated in the Company’s infomercial (See Note 7).

Subsequent to November 30, 2003, the Company and certain officers entered into employment agreements.  Under these agreements, the Company agreed to award options to purchase an aggregate of 605,000 shares of its common stock at prices ranging from $3.20 to $5.00 per share.  The options will be granted under the Company’s 2003 Stock Incentive Plan.  The options vest at various times over two years, although they vest immediately upon a change of control.  Initially, one of the agreements provided for the granting of 100,000 shares of restricted stock that were valued at $500,000 and was to vest over a two-year period.  The agreement was amended to cancel this issuance of stock before the shares were issued.  Accordingly, in the first quarter of fiscal 2004, the Company will recognize a non-cash compensation charge of approximately $50,000 to only reflect compensation expense for the period before the agreement was amended.

6.                                       INCOME TAXES:

The Company’s actual effective tax rate differs from U.S. Federal corporate income tax rate of 34% as follows for the periods ended:

	November 30, 2003	November 30, 2002

Statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(3.3)%	(3.3)%
Increase (reduction) in valuation allowance related to net operating loss carryforwards and change in temporary differences	37.3%	37.3%

	0%	0%

The components of the net deferred tax asset recognized as of November 30, 2003 are as follows:

Deferred tax assets (liabilities):
Current -
Allowance for doubtful accounts	$3,000
Vacation accrual	31,000
Inventory reserve	17,000
Allowance for sales returns	10,000
Non-current -
Net operating loss carryforwards	5,793,000
Property and equipment	16,000
Other	46,000
Valuation allowance	(5,916,000)

Net deferred tax asset	$—

The valuation allowance was $4,546,000 at November 30, 2002 and increased by $1,370,000 for the year ended November 30, 2003.

At November 30, 2003, the Company has approximately $15,600,000 available in net operating loss carryforwards which begin to expire from 2006 to 2021.

7.                                       COMMITMENTS:

Operating Leases – The Company leases office and warehouse facilities under an operating lease agreement.  The lease provides for base rent plus the proportionate share of property taxes and operating expenses.  The lease expires in November 2004 with an option to renew for three additional years.  Since October 1, 2002, the Company has been sub-leasing a portion of its office space to a company owned by an officer and director of the Company.  Income from this sub-lease totaled $42,000 and $7,000 in fiscal 2003 and 2002, respectively.  Total rent expense, net of this sub-lease income, was approximately $199,000 and $225,000 for fiscal 2003 and 2002, respectively.  Minimum future base rental payments are $144,137 in fiscal 2004.

Royalty Agreements – The Company has entered into a number of royalty agreements in connection with the production of its instructional products.  Generally, the agreements require the Company to pay a royalty for every unit sold.  Royalty expense under these agreements was $82,943 and $30,088 for fiscal 2003 and 2002, respectively and is included in cost of products sold in the accompanying consolidated statements of operations.

Endorsement Agreements – The Company has an agreement with an individual to promote the Company’s swing system, golf clubs and other products.  This agreement provides for monthly payments of $3,000, plus $2,000 for each mutually agreed upon appearance.  The agreement expired August 31, 2003, but has subsequently been renewed through August 31, 2008 on similar terms.

The Company had an agreement with a professional golfer, which expired in fiscal 2003.

Subsequent to November 30, 2003, the Company entered into an endorsement agreement with a professional golfer.  The agreement requires the Company to pay minimum compensation of $65,000 for 2004, plus tournament incentive compensation based on his performance in tournaments.  The agreement ends December 31, 2004, but can be extended for 2005 at the option of the golfer.  Should the option be renewed in 2005, the minimum compensation will be increased by $55,000.

Infomercial Agreements – During 2002, the Company entered into various agreements with certain individuals to participate in a new infomercial to advertise and promote the Company’s instructional packages.  The Company’s obligations under these agreements terminated if it was not able to raise sufficient financing by November 1, 2002 to broadcast the infomercial under a sustained advertising campaign.  The Company did not raise sufficient financing by this date, and as such these agreements terminated as of November 1, 2002 without any liability or obligation to the infomercial participants.  The Company, however, began broadcasting the infomercial on a periodic basis beginning in December 2002 despite the termination of the infomercial agreements.  Based on the Company’s periodic use of the infomercial in and after December 2002, and its desire to run future periodic broadcasts, the Company accrued for its fee, commission and equity-based obligations under the terms of the original terminated agreements as of November 30, 2003.

The Company accrued $926,700 for these obligations during fiscal 2003, of which $327,200 are payable in cash, $139,500 are payable in options to purchase 75,000 shares exercisable at $10.00 per share (valued at $1.86 per option), and $460,000 payable in 115,000 shares of the Company’s common stock (valued at $4.00 per share).  The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:  common stock based on a market price of $4.00 per share, zero dividends, expected volatility of 100%, risk-free interest rate of 6% and an expected life of three years.  The Company is currently in negotiations to settle the compensation owed under these agreements and, accordingly, the common stock and options have not been issued and are recorded as issuable securities.  Subsequent to November 30, 2003 the Company negotiated a settlement that calls for no issuance of options, and the issuance of 125,000 shares of common stock rather than 115,000 shares.  The value of the settlement is approximately $40,000 less than what was accrued at November 30, 2003.  As a result of this settlement, the Company will record a gain of $40,000 in the first quarter of fiscal 2004.

Merger Termination Agreement – On March 18, 2003, the Company entered into a merger agreement with Wentworth II, Inc. (“Wentworth”).  During July 2003, the Company and Wentworth entered into a mutual termination agreement, which requires the Company to pay to Wentworth approximately $56,000 as a break-up fee, including expenses.  Subsequent to November 30, 2003, the Company paid Wentworth the remaining balance of $40,792 in connection with this agreement.

Marketing Agreement – Subsequent to November 30, 2003, the Company entered into a Marketing Agreement to have a television series produced and aired featuring the Natural Golf Swing.  The television series will be aired in fiscal 2004.  The marketing partner will also be responsible for the promotion of the program on television and on the Internet.  The Company will also receive commercial units for advertising within the television series.  In connection with this Agreement, the Company has also agreed to purchase infomercial airing time.  Both the television series and infomercials are expected to generate significant revenues and enhance the credibility of the Company.  The guaranteed commitment under this Agreement is approximately $1.2 million and will be payable throughout fiscal 2004.

8.                                       RETIREMENT PLAN:

The Company adopted a 401(k) retirement plan effective August 1, 1999 that covers substantially all employees with at least 30 days of service.  Employees may contribute their eligible compensation to the plan, subject to the limits of Section 401(k) of the Internal Revenue Code.  The Company is not required to make any contributions to the plan.  No contributions were made to the plan for fiscal 2003 or 2002.

9.                                       BUSINESS SEGMENTS:

The Company has identified its principal business segments as follows:  sale of products generated in the field (Natural Golf Field Sales); sale of products through advertising and telemarketing (Natural Golf Products); and conducting golf instruction (Natural Golf Schools).  The Company’s reportable segments are strategic business units that offer different products/services, are managed separately, and require different marketing strategies.  The Company evaluates performance based on results from operations before income taxes not including nonrecurring gains and losses.

	FOR THE YEAR ENDED NOVEMBER 30, 2003	FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002

REVENUE FROM EXTERNAL CUSTOMERS:
Natural Golf Products	$5,527,537	$5,923,727
Natural Golf Field Sales	2,574,312	3,361,716
Natural Golf Schools	1,642,372	2,286,852
Corporate	—	—
Total revenue from external customers	$9,744,221	$11,572,295

REVENUE FROM OTHER OPERATING SEGMENTS, ELIMINATED IN CONSOLIDATION:
Natural Golf Products	$162,961	$206,120
Natural Golf Field Sales	5,094	9,123
Natural Golf Schools	—	—
Corporate	4,519,900	5,799,560
Total revenue from other operating segments	$4,687,955	$6,014,803

OPERATING INCOME (LOSS):
Natural Golf Products	$(2,192,383)	$(1,789,382)
Natural Golf Field Sales	(611,835)	(783,329)
Natural Golf Schools	(811,596)	(799,265)
Corporate	605,139	1,593,030
Total operating income (loss)	$(3,010,675)	$(1,778,946)

INTEREST EXPENSE:
Natural Golf Products	$—	$—
Natural Golf Field Sales	—	—
Natural Golf Schools	11	1,551
Corporate	2,267,700	422,769
Total interest expense	$2,267,711	$424,320

DEPRECIATION AND AMORTIZATION:
Natural Golf Products	$—	$—
Natural Golf Field Sales	—	—
Natural Golf Schools	966	885
Corporate	274,250	108,382
Total depreciation and amortization	$275,216	$109,267

IDENTIFIABLE ASSETS:
Natural Golf Products	$28,238	$91,933
Natural Golf Field Sales	2,215	31,411
Natural Golf Schools	2,172	3,772
Corporate	2,106,819	1,817,938
Total identifiable assets	$2,139,444	$1,945,054

EXPENDITURES FOR LONG-LIVED ASSETS:
Natural Golf Products	$—	$—
Natural Golf Field Sales	—	—
Natural Golf Schools	—	—
Corporate	375,627	138,781
Total expenditures for long lived assets	$375,627	$138,781