Form 10QSB
period 2004-02-29
NATURAL GOLF CORP
filed 2004-04-14
CIK 1039387

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended          February 29, 2004

Commission File Number: 0-23400

Natural Golf Corporation

(Exact name of registrant as specified in its charter)

Illinois	36-3745860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 East Business Center Drive, Suite 400, Mount Prospect, Illinois 60056
(Address of principal executive offices) (Zip Code)

(847) 321-4000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

The number of shares of Common Stock, no par value per share, of the registrant outstanding as of April 14, 2004 was 5,082,566.

NATURAL GOLF CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	February 29, 2004	November 30, 2003
	(unaudited)	**
ASSETS

Current Assets:
Cash	$3,263,623	$400
Accounts receivable, net	39,903	49,531
Inventories	700,967	704,896
Prepaid expenses	1,325,223	8,433
Total current assets	5,329,716	763,260

Property and equipment, net	507,563	553,686

Other Assets:
Deferred financing costs, net of accumulated amortization	29,180	264,208
Deferred stock offering costs	—	492,216
Deposits and other	65,417	66,074
Total other assets	94,597	822,498

Total Assets	$5,931,876	$2,139,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of notes payable, including $100,000 and $450,000 in 2004 and 2003, respectively, to related parties	$794,812	$3,130,325
Trade accounts payable	322,647	1,700,310
Deferred revenue	254,665	222,171
Accrued expenses:
Advertising	370,310	498,072
Interest	12,922	410,003
Other	731,283	1,055,781
Total current liabilities	2,486,639	7,016,662

Long-term obligations, net of current portion	29,096	37,919

Total Liabilities	2,515,735	7,054,581

Stockholders’ Equity (Deficit):
Preferred stock, 2,000,000 and no shares authorized, none outstanding	—	—
Common stock, no par value, 18,000,000 shares authorized, 5,082,566 and 2,521,254 shares outstanding in 2004 and 2003, respectively	20,813,096	10,128,876
Additional paid-in capital	3,606,049	2,941,049
Common stock and options issuable	599,500	599,500
Treasury stock, at cost	(50,000)	(50,000)
Accumulated deficit	(21,552,504)	(18,534,562)

Total stockholders’ equity (deficit)	3,416,141	(4,915,137)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,931,876	$2,139,444

** Amounts have been derived from the audited financial statements for the year ended November 30, 2003

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003

Net sales	$1,370,710	$2,324,322

Cost of sales	524,629	901,219

Gross profit	846,081	1,423,103

Operating expenses:
Selling expenses	1,048,415	1,567,134
General and administrative expense	1,253,425	773,069
Depreciation and amortization	59,439	57,390
Total operating costs	2,361,279	2,397,593

Loss from operations	(1,515,198)	(974,490)

Other expense, primarily interest	(1,502,744)	(323,167)

Net loss	$(3,017,942)	$(1,297,657)

Net loss per common share (basic and diluted)	$(0.65)	$(0.57)

Weighted-average number of shares outstanding (basic and diluted)	4,632,225	2,282,308

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

(unaudited)

	COMMON SHARES OUTSTANDING	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	COMMON STOCK AND OPTIONS ISSUABLE	TREASURY STOCK	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

BALANCES, November 30, 2003	2,521,254	$10,128,876	$2,941,049	$599,500	$(50,000)	$(18,534,562)	$(4,915,137)
Issuance of common stock:
Initial public offering	2,500,000	10,438,972	—	—	—	—	10,438,972
Payment of interest on notes	61,312	245,248	—	—	—	—	245,248
Employee compensation relating to options issued	—	—	124,750	—	—	—	124,750
Employee compensation relating to restricted share grant	—	—	66,000	—	—	—	66,000
Warrants issued to holders of investor notes	—	—	474,250	—	—	—	474,250
Net loss	—	—	—	—	—	(3,017,942)	(3,017,942)
BALANCES, February 29, 2004	5,082,566	$20,813,096	$3,606,049	$599,500	$(50,000)	$(21,552,504)	$3,416,141

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,017,942)	$(1,297,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Depreciation and amortization	59,439	57,391
Amortization of debt discount/deferred financing costs	967,732	210,130
Provision for doubtful accounts	(4,500)	13,100
Warrants issued to holders of investor notes	474,250	—
Employee compensation related to options and restricted share grants	190,750	—
Compensation related to warrants and options issued for services	—	18,600
Common stock and options to be issued for infomercial talent	—	259,500
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	14,128	(11,593)
Inventories	3,929	68,961
Prepaid expenses	(1,316,790)	70,499
Deposits	537	—
Increase (decrease) in liabilities:
Accounts payable	(1,377,663)	49,752
Deferred revenue	32,494	(54,316)
Accrued expenses	(604,093)	539,606
Net cash used in operating activities	(4,577,729)	(76,027)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash purchases of property and equipment	(13,195)	—
Increase in product masters	—	(76,177)
Net cash used in investing activities	(13,195)	(76,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,931,188	—
Proceeds from notes issued	114,958	150,000
Proceeds from secured debentures issued	—	25,000
Payments on notes payable	(3,191,999)	(17,217)
Debt issue costs incurred	—	(5,579)
Net cash provided by financing activities	7,854,147	152,204
NET INCREASE (DECREASE) IN CASH	3,263,223	—
CASH, at beginning of period	400	400
CASH, at end of period	$3,263,623	$400
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$213,094	$16,364
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in payment of notes and accrued interest	$245,248	$775,422
Conversion of notes to secured debentures	$—	$905,000
Debt discount	$—	$731,017

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.                             BASIS OF PRESENTATION AND ORGANIZATION DESCRIPTION:

Presentation - The accompanying unaudited interim consolidated condensed financial statements of Natural Golf Corporation and its subsidiaries (collectively referred to as the “Company”) were prepared under the rules and regulations for reporting on Form 10-QSB. Accordingly, they do not include some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our annual report on Form 10-KSB for the year ended November 30, 2003. The balance sheet at November 30, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.

Nature of Operations – The Company is a golf instruction company that provides a total system for playing better golf, including a grip, stance, swing and equipment different from conventional golf systems.  Most of the Company’s revenue is derived from three sources: selling instructional products, including videotapes, DVDs, books, practice devices and accessories; conducting golf schools in over 200 major markets in the United States; and selling custom-fitted golf clubs specially designed for the Natural Golf swing. The Company operates through three subsidiaries, of which Natural Golf Corporation is the parent company. These subsidiaries are based on natural groups of revenue production within the Company including golf school revenue; product sales generated in the field; and product sales generated from infomercials and other media advertising, the Internet and telemarketing efforts.

Prepaid Expenses – Prepaid expenses primarily relate to a Marketing Agreement that the Company entered into in the first quarter of fiscal 2004 to have a television series produced and aired featuring the Natural Golf Swing, as well as to purchase infomercial airing time.  The Agreement called for the prepayment of $1 million, made by the Company in January 2004, for the production and airing of the television series; $172,000 has been expensed during the first quarter of fiscal 2004.  The television series is expected to air primarily in the third quarter of fiscal 2004.  In January 2004 the Company also made a $200,000 prepayment, as required by the Agreement, for infomercials to air subsequent to February 29, 2004.

2.                             INITIAL PUBLIC OFFERING:

On December 17, 2003, the Company successfully completed an initial public offering (the “IPO”) of 2.5 million shares of common stock.  The net proceeds from the stock offering, after deducting offering expenses, were $10,438,972.  The proceeds are primarily being used to pay off outstanding obligations, develop new infomercials and other advertisements, fund advertising and promotion campaigns, implement a total enterprise information and financial system, and for working capital and other general purposes.  During fiscal 2003 the Company incurred costs of $492,216 related to the IPO.  This amount is reflected on the balance sheet in Other Assets as of November 30, 2003.  All offering costs have been recorded as a reduction of offering proceeds and accordingly charged to common stock, no par value.

In connection with the closing of the stock offering, the Company issued to its underwriter five-year warrants to purchase 250,000 shares of common stock at an exercise price of $8.25 per share.

3.                             LIQUIDITY:

The Company’s business strategy is to become a leading golf instruction company by direct marketing to golf consumers the benefits of the Natural Golf system.  As of February 29, 2004 and November 30, 2003, the

NATURAL GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Company had a working capital surplus (deficit) of $2,843,077 and ($6,253,402), respectively.  The Company has incurred operating losses of $4,789,621 over the past two years and an operating loss of $1,515,198 for the three months ended February 29, 2004.  Due to the lack of funds, the Company’s marketing efforts have been severely restricted during these past two years.  Accordingly, the sales for fiscal 2001 of $16.0 million have fallen to $9.7 million in fiscal 2003.  In December 2003 the Company completed an initial public offering and raised net proceeds of $10.4 million in order to properly capitalize the Company.  After paying off certain obligations, the net proceeds will be primarily used to drive the acquisition of new customers and increased revenues.

Although management cannot assure that future operations will be profitable or that additional debt or equity will be raised, it believes that its capital resources will be adequate to maintain and realize its strategy.  Should losses continue at the current rate, however, it could adversely affect future operations.

4.                             NOTES PAYABLE AND LONG-TERM DEBT:

As contemplated in the initial public offering prospectus (Note 2), a portion of the proceeds from the initial public offering was used to pay debt obligations.  As of November 30, 2003, there was debt outstanding of $3,168,244, net of unamortized discount of $748,453.  During the quarter ending February 29, 2004, the Company borrowed an additional $114,958, and then repaid the following balances:

Note payable to bank	$200,000
Notes payable to investors	2,543,377
Note payable to former officer	75,000
Advances from officer and director	364,958
Other	8,664
Payments on notes payable outstanding as of November 30, 2003	$3,191,999

Because of the significant payments on debt in the first quarter of fiscal 2004, the Company recognized non-cash expense of $458,000 related to the acceleration of the amortization of financing costs and debt discounts.  As of February 29, 2004 the remaining principal balance outstanding was $823,909, net of unamortized discount of $15,747.  Subsequent to February 29, 2004, $358,175 of additional principal was repaid.

Upon completion of the IPO, the Company was required to issue 175,000 warrants to purchase shares of common stock at an exercise price of $4.00 per share to the holders of certain investor notes.  The warrants were valued in the aggregate at $474,250, which was treated as additional interest expense.  The fair value of the warrants was estimated on the grant date using the Black-Scholes pricing model with the following assumptions: common stock based on a market price of $4.75 per share, zero dividends, expected volatility of 80%, risk-free interest rate of 2.5% and an expected life of three years.

In connection with the payment of interest on certain notes payable, 61,312 shares were issued to the noteholders during the quarter ended February 29, 2004.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.                            STOCKHOLDERS’ DEFICIT:

The Company has reserved 900,000 shares of common stock to be issued under the Company’s 2003 Stock Incentive Plan.  During the quarter ended February 29, 2004, 721,200 options were granted under the Plan and are summarized as follows:

Number of Warrants/ Options	Per Share Exercise Price	Expiration Date

466,200	$3.20	2011
155,000	$4.00	2010
100,000	$5.00	2010

721,200

In addition to options issued under the Plan, the following summarizes other warrants and options outstanding as of February 29, 2004:

Number of Warrants/ Options	Per Share Exercise Price	Expiration Date

80,733	$0.01	2007
774,762	$4.00	2007 through 2008
250,000	$8.25	2008
10,000	$10.00	—

1,115,495

The Company has reserved for the issuance of options to purchase 75,000 shares exercisable at $10.00 per share and 115,000 shares of common stock to certain individuals that participated in the Company’s infomercial.  The Company has previously accrued a liability in connection with these shares.

In connection with an employment agreement, an officer of the Company was to be granted 100,000 shares of restricted stock that were valued at $500,000 and was to vest over a two-year period.  The agreement was amended to cancel this issuance of stock before the shares were issued.  Accordingly, in the first quarter of fiscal 2004, the Company recognized a non-cash compensation charge of approximately $66,000 to reflect compensation expense for the period before the agreement was amended.

Basic net loss per share is based upon the net loss and upon the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options, and stock warrants, only in the periods presented in

NATURAL GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

which such effect would have been dilutive.  Diluted net loss per share is not presented separately, as the effect of the common share equivalents is anti-dilutive for each of the periods presented.  Accordingly, diluted net loss per share is the same as basic net loss per share.  Common stock equivalents, which are composed of issuable securities, options, warrants and convertible debentures and notes of 2,220,522 shares and 745,733 shares as of February 29, 2004 and February 28, 2003, respectively, have been omitted from earnings per share.

The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.  Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.  Following the guidance of APB 25, $124,750 and $0 of compensation expense have been recognized in the consolidated condensed  financial statements for the three months ended February 29, 2004 and February 28, 2003, respectively.  Had compensation costs for the Company’s 2003 Stock Incentive Plan been determined based on the fair value at the date of grant for awards under this plan consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, then the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	February 29, 2004	February 28, 2003

Net loss – as reported	$(3,017,942)	$(1,297,657)
Effect of employee stock-based compensation included in reported net loss	124,750	—
Effect of employee stock-based compensation per SFAS 123	(762,084)	—
Net loss applicable to common stock – pro forma	$(3,655,276)	$(1,297,657)

Basic and Diluted:
Loss per share – as reported	$(0.65)	$(0.57)
Per share effect of employee stock-based compensation included in reported net loss	0.03	—
Per share effect of employee stock-based compensation per SFAS 123	(0.17)	—

Loss per share applicable to common stock – pro forma	$(0.79)	$(0.57)

6.                             BUSINESS SEGMENTS:

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

NATURAL GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

marketing strategies. The Company evaluates performance based on results from operations before income taxes not including nonrecurring gains and losses.

	Three Months Ended
	February 29, 2004	February 28, 2003
NET SALES FROM EXTERNAL CUSTOMERS:
Natural Golf Products	$886,572	$1,523,231
Natural Golf Field Sales	306,865	462,908
Natural Golf Schools	177,273	338,183
Corporate	—	—
Total revenue from external customers	$1,370,710	$2,324,322
OPERATING INCOME (LOSS):
Natural Golf Products	$(661,329)	$(617,647)
Natural Golf Field Sales	(172,749)	(219,078)
Natural Golf Schools	(207,563)	(194,886)
Corporate	(473,557)	57,121
Total operating income (loss)	$(1,515,198)	$(974,490)
EXPENDITURES FOR LONG-LIVED ASSETS:
Natural Golf Products	$—	$—
Natural Golf Field Sales	—	—
Natural Golf Schools	—	—
Corporate	13,195	76,177
Total expenditures for long lived assets	$13,195	$76,177

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached consolidated condensed financial statements and related notes thereto, and with the audited consolidated financial statements and notes thereto for the year ended November 30, 2003 included in our Annual Report on Form 10-KSB.

INITIAL PUBLIC OFFERING DURING FIRST QUARTER OF FISCAL 2004

On December 17, 2003, we successfully completed an initial public offering of 2.5 million shares of common stock.  The proceeds received in the first quarter of fiscal 2004 from the stock offering, net of offering expenses, were $10.9 million; $0.5 million of additional offering expenses relating to this initial public offering were incurred and paid in fiscal 2003.  Proceeds have been or will be used to pay off outstanding obligations, develop new infomercials, fund advertising and promotion campaigns, implement a total enterprise information and financial system and for working capital and other general corporate purposes.  The implementation and related impact of the advertising campaigns will begin in the third quarter of fiscal 2004.  Due to a lack of adequate capital during the past couple of years, we had to curtail our advertising and marketing activities.  This was reflected in the decline in sales from $16 million in fiscal 2001 to $9.7 million in 2003, and a decline in net sales from $2,324,322 to $1,370,710 in the quarters ended February 28, 2003 and February 29, 2004, respectively.  Additionally, in order to continue operations in the past couple of years we needed to utilize certain financial instruments that were extremely costly and dilutive.  Given the capital infusion from the IPO and its effect on our ability to run our operations, we believe that our past performance is not necessarily indicative of future operations.

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

Profitability of our operations has been and will continue to be determined by our ability to acquire customers in a cost-effective manner through infomercials and the use of other media, and to generate sufficient follow-on sales of our products and services through the use of various direct marketing techniques.

LIQUIDITY AND CAPITAL RESOURCES

Our financing activities resulted in net cash of $7.9 million in the first quarter of fiscal 2004 as we successfully completed an initial public offering, which generated net proceeds of $10.9 million received in the first quarter of fiscal 2004.  As contemplated in the prospectus, a substantial portion of the proceeds has been or will be used to pay off existing obligations.  In the first quarter of fiscal 2004, we used cash of $3.2 million to retire various note payable obligations.  Also in the first quarter of fiscal 2004, we paid approximately $1.6 million to satisfy past due obligations to vendors.  As such, these transactions have significantly changed our financial position.  Our working capital deficit was $6.3 million as of November 30, 2003.  We had a working capital surplus of $2.8 million as of February 29, 2004.  Our cash balance increased from $400 at November 30, 2003 to $3.3 million as of February 29, 2004.

During the past few years, a significant portion of management’s time has been expended to raise funds.  Additionally, due to the limited financing available to us, we were required to incur debt with expensive rates of interest and dilutive warrant features.  It is expected that substantially all of this debt will be retired in fiscal 2004.  Subsequent to February 29, 2004, we have used $358,000 of cash to retire additional notes payable obligations.  As of April 9, 2004 the remaining notes payable were approximately $467,000.

We incurred net losses of $3.0 million and $1.3 million for the first quarter of fiscal 2004 and 2003, respectively, and negative cash flow from operations of $4.6 million for the first quarter of fiscal 2004 and $0.1 million for the first quarter of fiscal 2003.  Due to our lack of cash resources during the past couple of years prior to our initial public offering, a substantial portion of our operations were financed by the issuance of equity instruments (many of which were attached to debt financing). These instruments resulted in significant interest charges, which while they were non-cash charges, still resulted in significant expenses being reported in our Statement of Operations. The cash used in operations for the first quarter of fiscal 2004 and 2003 reflects non-cash expenses of $1.7 million and $0.6 million, respectively, primarily related to these financing transactions.  The $1.7 million includes about $458,000 of additional non-cash expenses recorded in the first quarter of fiscal 2004 due to the write-off of deferred financing costs and debt discount relating to the significant amount of notes paid off during the period with proceeds from our initial public offering.  Had we not repaid this debt, such amounts would have been amortized as interest expense over the remaining term of the notes.  In addition to using proceeds from the initial public offering to pay off past due accounts payable and accrued expenses mentioned earlier, we also used $1.2 million in January 2004 to prepay a commitment relating to a marketing agreement we entered into to have a television series produced and aired and to have our infomercials aired. Although we incurred a net loss in the first quarter of fiscal 2003, the net change in assets and liabilities generated cash of $0.7 million in the first quarter of fiscal 2003.  The primary reason for this change was an increase in accounts payable and accrued expenses of $0.6 million in the first quarter of fiscal 2003, as we financed a portion of our operations by extending payments to vendors and other service providers due to our limited access to cash during this period.

While some of the initial public offering proceeds are earmarked for purchases of computer hardware and software, little was spent during the first quarter of fiscal 2004, as those activities are expected to take place later in fiscal 2004.

In March 2004, we were contacted by a firm seeking an issuance of warrants for services allegedly rendered in connection with a private placement of securities.  We initially retained this firm to act as placement agent for a private placement in May 2003.  As disclosed in our registration statement on Form SB-2, filed with the Securities and Exchange Commission on December 11, 2003, when we learned that this firm had engaged, without our knowledge or consent, in certain unauthorized activity, we terminated our agreement with it.  We also stated in our registration statement that we had not engaged in any further dealings with this firm or paid it any fees for services rendered.  We believe that our liability, if any, to this firm with respect to this claim will not be material.

In response to certain information provided to us by this firm, our audit committee deemed it advisable to conduct an inquiry with the assistance of special counsel into the firm's role in our efforts to raise capital.  Our audit committee determined that, following our termination of this firm, our Chief Executive Officer continued to utilize the firm's services in connection with a private placement.  Upon the recommendation of our audit committee, our board of directors has adopted additional controls and procedures designed to improve its ability to monitor our capital raising activities and contractual commitments.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Three Months Ended February 29, 2004 to Three Months Ended February 28, 2003

Since obtaining the capital provided by our initial public offering referred to above, we have put together plans to acquire new customers and generate follow-on sales of our golf instruction and golf equipment products and accessories.  The impact of these plans and investments on operating results will begin to take effect in the third quarter of fiscal 2004.  We expect to generate revenues that will ultimately lead us to a revenue level sufficient to exceed operating expenses.

Consolidated Financial Information

	Three Months Ended February 29, 2004		Three Months Ended February 28, 2003
	Amount	% of total net sales	Amount	% of total net sales

Total Net Sales	$1,370,710	100.0%	2,324,322	100.0%

Cost of Sales	524,629	38.3%	901,219	38.8%

Gross Profit	846,081	61.7%	1,423,103	61.2%

Selling Expenses	1,048,415	76.5%	1,567,134	67.4%
General and Administrative Expenses	1,253,425	91.4%	773,069	33.3%
Depreciation and Amortization	59,439	4.3%	57,390	2.5%
Total Selling, General and Administrative	2,361,279	172.2%	2,397,593	103.2%

Our consolidated net sales decreased $953,000, or approximately 41.0%, for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.  This decrease basically resulted from the major introduction of our new instruction package just prior to the first quarter of fiscal 2003, and its impact on follow-on sales of equipment and instruction services in early fiscal 2003.  Of the decrease in consolidated net sales, $432,000 was from a decline in net sales of initial instruction packages.  Although the new instruction package was introduced in late fiscal 2002, no product was shipped until the first quarter of fiscal 2003.  We fulfilled nearly four times the orders for this product in the first quarter of fiscal 2003 as we did in the first quarter of fiscal 2004.  While this product is usually sold to newly acquired customers, a significant portion of unit sales of the product in the first quarter of 2003 was made at a promotional price discount to customers who in the past had purchased our previous package.  Net sales from instruction services also declined by $161,000 in the first quarter of fiscal 2004 that resulted from a 42%

reduction in attending students.  This reduction is mainly attributable to the introduction of the new instruction package that resulted in favorable follow-on sales of instruction services to buyers of the package in the first quarter of fiscal 2003.  Equipment and related accessory sales decreased $309,000 in the first quarter of fiscal 2004.  A significant portion of our equipment and related accessory sales are driven by customer purchases of our golf instruction services.

Our consolidated cost of sales percentage remained approximately constant and was 38.3% in the first quarter of fiscal 2004.

Selling, general and administrative expenses decreased by $36,000 in the first quarter of fiscal 2004, but increased as a percentage of net sales from 103.2% in the first quarter of fiscal 2003 to 172.2% in the first quarter of fiscal 2004 due to the declining sales.  The primary driver of the increased percentage was the $480,000 increase in general and administrative expenses in the first quarter of fiscal 2004.  Of this increase, approximately $191,000 relates to non-cash equity charges.  Additionally, approximately $235,000 related to non-recurring charges due to the IPO and the severance for a former executive.  Selling expenses decreased $520,000 in the first quarter of fiscal 2004 due to costs incurred in the first quarter of fiscal 2003 relating to infomercial talent used in a new infomercial at that time.  The primary reason for the increase in the selling expenses as a percentage of net sales was the greater impact made through the introduction of our new instruction package in late fiscal 2002.  Marketing dollars spent in late fiscal 2002, as well as in early fiscal 2003, created significant sales in the first quarter of fiscal 2003.  Additionally, we introduced various new golf equipment and accessory products in late fiscal 2002 that positively impacted sales in the first quarter of fiscal 2003, whereas late in fiscal 2003 we did not introduce any new products to benefit sales in the first quarter of fiscal 2004, as we focused more on successfully completing the initial public offering during that time.  We are expecting to introduce new golf equipment products later in fiscal 2004.

Interest expense increased $1.2 million for the first quarter of fiscal 2004 compared to the similar period of 2003.  Most of this interest expense incurred in both periods is non-cash and relates to the amortization of deferred financing costs and debt discount associated with various notes issued to fund our working capital requirements prior to the closing of our initial public offering.  The $1.5 million of interest expense incurred in the first quarter of fiscal 2004 includes about $458,000 of additional non-cash interest expense recorded due to the write-off of deferred financing costs and debt discount relating to the significant amount of notes paid off during the first quarter of fiscal 2004 utilizing the proceeds of the initial public offering.  Had we not repaid this debt, such amounts would have been amortized as interest expense over the remaining terms of the notes.  In the first quarter of fiscal 2004 we also recorded as interest expense $474,000, the fair value of warrants to purchase our common stock issued to holders of investor notes, which were required pursuant to a note provision upon the consummation of a “financing event” such as our initial public offering.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Prepaid Expenses

Airing of the Company’s infomercials normally requires payment in advance.  Such advance payments are recorded as prepaid expenses, which are later expensed in the period that the related infomercial airings occur.  While the airing of infomercials has been part of the Company’s operations for many years, the Company has, for the first time, entered into an agreement with a media company to have a television series produced and aired.  The agreement calls for total payment in advance of $1 million.  In addition to the production and airing of the television series, the prepayment also includes $200,000 in media, of which the Company used and expensed $172,000 in the first quarter of fiscal 2004.  The media company is producing the television series at its sole expense and cost, and will own exclusive right to use and distribute the series.  Therefore, the remaining prepayment of $800,000 attributable to the television series will be expensed as the series is aired, which is currently anticipated to occur during the third quarter of fiscal 2004.  It is anticipated that the future value to be received from the production and airing of the television series is substantially in excess of the recorded prepayment amount.  The Company will monitor the progress of the television series production, and would impair the prepayment amount in advance of the airings if it is subsequently determined that future benefits will not be received.

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

Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Our significant deferred tax asset is related primarily to our net operating loss carry-forward.  We have had net losses from inception and have concluded that it is more likely than not that all deferred income tax assets generated from operating losses through February 29, 2004 will not be realized.  Accordingly, we have recognized a valuation allowance equal to the entire deferred income tax asset.  The estimates for deferred tax assets and the corresponding valuation allowance require complex judgments.  We periodically review those estimates for reasonableness.  However, because the recoverability of deferred tax assets is directly dependent upon our future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

SEASONALITY AND ECONOMIC CONDITIONS

Since consumers consider our products and services discretionary spending items, we may be adversely affected by a sustained economic downturn in the economy.  Our second and third quarters are generally favorably affected due to the peak golf season in the United States and Canada, our primary markets.

FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities.  We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and factors include general economic uncertainty, conditions in the golf industry, the inability to become profitable or grow revenues, the timing, cost and execution of new marketing initiatives that might not be effective at generating new customers and revenues at a level sufficient to fund operations, seasonal fluctuations in the business, the inability to raise additional capital if needed and competitive conditions in the golf industry. For a more comprehensive discussion of these and other risks, uncertainties and factors relating to our business, please read the disclosure included in the Company’s Form 10-KSB for the fiscal year ended November 30, 2003 (www.sec.gov). You should not place undue reliance on any forward-looking statements.  Except as otherwise required by federal securities laws, the Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of this press release.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported on a timely and accurate basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.  We believe that our disclosure controls and procedures provide reasonable assurance.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our President and Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered in this report, in all material respects to ensure that required information will be disclosed on a timely basis in our Exchange Act reports.  Notwithstanding the foregoing conclusion, upon the recommendation of our audit committee, our board of directors subsequently adopted additional controls and procedures designed to improve its ability to monitor our capital raising activities and contractual commitments.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

(c)  On December 17, 2003 we issued 61,312 shares of our common stock to note holders in payment of $245,248 of accrued interest.  The shares of common stock were issued at a rate of $4.00 per share under the terms of the applicable notes.  This issuance did not constitute an offer to sell or sale under the Securities Act.  No underwriter or sales or placement agent was involved in the issuance of these shares.

(d)  As of April 9, 2004, we have used approximately 51% of the $10.4 million of net proceeds from our initial public offering of common stock to satisfy indebtedness and obligations due, approximately 15% to fund advertising and promotion campaigns, and about 2% to develop new infomercials and television advertisements.  Our management has significant flexibility in applying the remaining net proceeds.  Pending use of the remaining proceeds, we have invested them in government securities and other short-term, investment-grade, interest-bearing instruments.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit 3.1* Amended and Restated Articles of Incorporation of Registrant

Exhibit 3.2* Amended and Restated Bylaws of Registrant

Exhibit 31.1 Certification – Principal Executive Officer

Exhibit 31.2 Certification – Principal Financial Officer

Exhibit 32.0 Section 1350 Certifications

 *Incorporated by reference from the Exhibits to our Registration Statement on Form SB-2 (Reg. No. 333-107802).

(b)         Reports on Form 8-K:

On March 1, 2004, the Company furnished a current report on Form 8-K in connection with the Company’s earnings release for the fiscal year ended November 30, 2003.

NATURAL GOLF CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GOLF CORPORATION

Date: April 14, 2004	/s/ Richard A. Magid
(Signature)
Richard A. Magid
Chief Financial Officer, Chief Operating
Officer, Secretary and Director
(Principal Financial and Accounting Officer)