Form 10QSB
period 2004-05-31
NATURAL GOLF CORP
filed 2004-07-15
CIK 1039387

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended    May 31, 2004
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

Yes ☐  No ☒

The number of shares of Common Stock, no par value per share, of the registrant outstanding as of July 15, 2004 was 5,207,566.

NATURAL GOLF CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
	May 31, 2004	November 30, 2003

Assets	(unaudited)	*
Current Assets:
Cash	$988,942	$400
Accounts receivable, net	45,743	49,531
Inventories	675,540	704,896
Prepaid expenses	1,610,964	8,433

Total current assets	3,321,189	763,260

Property and equipment, net	446,354	553,686

Other Assets:
Deferred financing costs, net of accumulated amortization	5,724	264,208
Deferred stock offering costs	–	492,216
Deposits and other	65,296	66,074

Total other assets	71,020	822,498

Total Assets	$3,838,563	$2,139,444

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Current portion of notes payable, including $0 and $450,000 in 2004 and 2003, respectively, to related parties	$429,842	$3,130,325
Trade accounts payable	265,833	1,700,310
Deferred revenue	126,753	222,171
Accrued expenses:
Advertising	330,964	498,072
Interest	6,729	410,003
Other	747,633	1,055,781

Total current liabilities	1,907,754	7,016,662

Long-term obligations, net of current portion	22,339	37,919

Total Liabilities	1,930,093	7,054,581

Stockholders’ Equity (Deficit):
Preferred stock, 2,000,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 18,000,000 shares authorized, 5,207,566 and 2,521,254 shares outstanding in 2004 and 2003, respectively	21,375,596	10,128,876
Additional paid-in capital	3,631,049	2,941,049
Common stock and options issuable	–	599,500
Treasury stock, at cost	(50,000)	(50,000)
Accumulated deficit	(23,048,175)	(18,534,562)

Total stockholders’ equity (deficit)	1,908,470	(4,915,137)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,838,563	$2,139,444

* Amounts have been derived from the audited financial statements for the year ended November 30, 2003.

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,

	2004	2003	2004	2003

Net sales	$2,093,956	$2,632,683	$3,464,666	$4,957,005

Cost of sales	733,681	1,122,542	1,258,310	2,023,761

Gross profit	1,360,275	1,510,141	2,206,356	2,933,244

Operating expenses:
Selling expenses	1,592,803	1,606,692	2,641,218	3,173,826
General and administrative expenses	1,110,866	662,365	2,364,291	1,435,434
Depreciation and amortization	95,172	72,654	154,611	130,044

Total operating expenses	2,798,841	2,341,711	5,160,120	4,739,304

Loss from operations	(1,438,566)	(831,570)	(2,953,764)	(1,806,060)

Other expense, primarily interest	(57,105)	(399,751)	(1,559,849)	(722,918)

Net loss	$(1,495,671)	$(1,231,321)	$(4,513,613)	$(2,528,978)

Net loss per common share (basic and diluted)	$(0.29)	$(0.51)	$(0.93)	$(1.08)

Weighted average number of shares outstanding (basic and diluted)	5,108,382	2,413,376	4,871,605	2,348,562

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT)

(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Common Stock And Options Issuable	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, November 30, 2003	2,521,254	$10,128,876	$2,941,049	$599,500	$(50,000)	$(18,534,562)	$(4,915,137)
Issuance of common stock:
Initial public offering	2,500,000	10,438,972	–	–	–	–	10,438,972
Payment of interest on notes	61,312	245,248	–	–	–	–	245,248
Payment for infomercial talent	125,000	562,500	–	(562,500)	–	–	–
Employee compensation relating to options issued	–	–	132,450	–	–	–	132,450
Employee compensation relating to restricted share grant	–	–	66,000	–	–	–	66,000
Compensation relating to options issued for consulting agreement	–	–	17,300	–	–	–	17,300
Warrants issued to holders of investor notes	–	–	474,250	–	–	–	474,250
Adjustment to common stock and options to be issued for infomercial talent	–	–	–	(37,000)	–	–	(37,000)
Net loss	–	–	–	–	–	(4,513,613)	(4,513,613)

Balances, May 31, 2004	5,207,566	$21,375,596	$3,631,049	$–	$(50,000)	$(23,048,175)	$1,908,470

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended May 31,

	2004	2003

Cash Flows from Operating Activities:
Net loss	$(4,513,613)	$(2,528,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Depreciation and amortization	154,611	130,044
Amortization of debt discount/deferred financing costs	1,006,601	505,470
Imputed interest on director’s advances	–	3,450
Provision for doubtful accounts	(5,000)	(1,400)
Warrants issued to holders of investor notes	474,250	–
Employee compensation related to options and restricted share grants	198,450	–
Compensation related to warrants and options issued for services	17,300	25,600
Common stock and options to be issued for infomercial talent	(37,000)	599,500
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	8,788	7,132
Inventories	29,356	289,664
Prepaid expenses	(1,602,531)	49,779
Deposits	537	(200)
Increase (decrease) in liabilities:
Accounts payable	(1,434,477)	58,709
Deferred revenue	(95,418)	21,724
Accrued expenses	(633,282)	603,892

Net cash used in operating activities	(6,431,428)	(235,614)

Cash Flows from Investing Activities:
Cash purchases of property and equipment	(13,195)	–
Increase in product masters	(33,843)	(196,017)

Net cash used in investing activities	(47,038)	(196,017)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,931,188	–
Proceeds from notes issued	114,958	257,000
Proceeds from secured debentures issued	–	400,000
Payments on notes payable	(3,579,138)	(197,040)
Debt issue costs incurred	–	(28,329)

Net cash provided by financing activities	7,467,008	431,631

Net Increase (Decrease) in Cash	988,542	–
Cash , at beginning of period	400	400

Cash , at end of period	$988,942	$400

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for interest	$230,323	$48,789

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued in payment of notes and accrued interest	$245,248	$1,380,702

Warrants issued in payment of financing costs	$–	$52,448

Conversion of notes to secured debentures	$–	$905,000

Debt discount	$–	$1,047,568

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

1.     BASIS OF PRESENTATION AND ORGANIZATION DESCRIPTION:

Presentation - The accompanying unaudited interim consolidated condensed financial statements of Natural Golf Corporation and its subsidiaries (collectively referred to as the “Company”) were prepared under the rules and regulations for reporting on Form 10-QSB. Accordingly, they do not include some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our annual report on Form 10-KSB for the year ended November 30, 2003. The accompanying balance sheet at November 30, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the consolidated condensed financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Prepaid Expenses – Prepaid expenses primarily relate to a marketing agreement that the Company entered into in the first quarter of fiscal 2004 to have a television series produced and aired featuring the Natural Golf Swing, as well as to purchase infomercial airing time. This agreement called for certain prepayments. As of May 31, 2004, the Company had prepaid approximately $1.3 million. The related television series and infomercials will air in the third quarter of fiscal 2004.

Stock-Based Compensation – The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. Following the guidance of APB 25, $132,450 of compensation expense has been recognized in the consolidated condensed financial statements for the six months ended May 31, 2004. Had compensation costs for the Company’s 2003 Stock Incentive Plan been determined based on the fair value at the date of grant for awards under this plan consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, then the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

NATURAL GOLF CORPORATION AND SUBSIDIARIES

	Six Months Ended May 31,

	2004	2003

Net loss - as reported	$(4,513,613)	$(2,528,978)
Stock-based compensation included in reported net loss	132,450	–
Stock-based compensation per SFAS 123	(889,492)	–

Net loss applicable to common stock – pro forma	$(5,270,655)	$(2,528,978)

Basic and Diluted:
Loss per share - as reported	$(0.93)	$(1.08)
Per share effect of stock-based compensation included in reported net loss	0.03	–
Per share effect per SFAS 123	(0.18)	–

Loss per share applicable to common stock – pro forma	$(1.08)	$(1.08)

2.     Initial Public Offering:

On December 17, 2003, the Company successfully completed an initial public offering (the “IPO”) of 2.5 million shares of common stock. The net proceeds from the stock offering, after deducting offering expenses, were $10,438,972. The proceeds are primarily being used to pay off outstanding obligations, develop new infomercials and other advertisements, fund advertising and promotion campaigns, implement a total enterprise information and financial system, and for working capital and other general purposes. During fiscal 2003 the Company incurred costs of $492,216 related to the IPO. This amount is reflected on the balance sheet in Other Assets as of November 30, 2003. All offering costs have been recorded as a reduction of offering proceeds and, accordingly, charged to common stock.

In connection with the closing of the stock offering, the Company issued to its underwriter five-year warrants to purchase 250,000 shares of common stock at an exercise price of $8.25 per share.

3.     Liquidity:

The Company’s business strategy is to become a leading golf instruction company by direct marketing to golf consumers the benefits of the Natural Golf system. The Company has incurred operating losses of $4,789,621 over the past two fiscal years and had a working capital deficit of $6,253,402 as of November 30, 2003. Due to the lack of funds during these past two fiscal years, the Company’s marketing efforts have been severely restricted. Accordingly, the sales for fiscal 2001 of $16.0 million have fallen to $9.7 million in fiscal 2003. In December 2003 the Company completed an IPO to better capitalize the Company. As of May 31, 2004, the Company had working capital of $1,413,435. After paying off certain obligations, the net proceeds have been used primarily to develop marketing programs to acquire new customers and reactivate existing customers . As of May 31, 2004, the Company had prepaid approximately $1.3 million relating to the production of its television series and future airings of its infomercials. While the operating losses have continued during the six months ended May 31, 2004, it is expected that the benefits of these marketing expenditures will be realized beginning in the third quarter of fiscal 2004. Although management cannot assure that future operations will be profitable or that additional debt or equity will be raised, it believes that its capital resources will be adequate to maintain and realize its strategy. Should losses continue at the current rate, however, it could adversely affect future operations.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

4.     Notes Payable and Long-Term Debt:

As contemplated in the IPO prospectus (Note 2), a portion of the proceeds from the initial public offering was used to pay debt obligations. As of November 30, 2003, there was debt outstanding of $3,168,244, net of unamortized discount of $748,453. During the six months ended May 31, 2004, the Company borrowed an additional $114,958, and then repaid the following balances:

Note payable to bank	$200,000
Notes payable to investors	2,921,552
Note payable to former officer	75,000
Advances from officer and director	364,958
Other	17,628

Payments on notes payable outstanding as of November 30, 2003	$3,579,138

As of May 31, 2004 the remaining principal balance outstanding was $452,181, net of unamortized discount of $335. Subsequent to May 31, 2004, substantially all of the remaining debt was repaid.

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

In connection with the payment of interest on certain notes payable, 61,312 shares of common stock were issued to the noteholders during the six months ended May 31, 2004.

5.     Stockholders’ Deficit:

The Company has reserved 900,000 shares of common stock to be issued under the Company’s 2003 Stock Incentive Plan. During the six months ended May 31, 2004, options for 781,100 shares were granted under the Plan and are summarized as follows:

Number of Options	Per Share Exercise Price	Expiration Date

491,100	$3.20	2011
35,000	$3.25	2011
155,000	$4.00	2010
100,000	$5.00	2010

781,100

NATURAL GOLF CORPORATION AND SUBSIDIARIES

In addition to options issued under the Plan, the following summarizes warrants issued and outstanding as of May 31, 2004:

Number of Warrants	Per Share Exercise Price	Expiration Date

80,733	$0.01	2007
949,762	$4.00	2007 through 2008
250,000	$8.25	2008

1,280,495

The Company had reserved for the issuance of options to purchase 75,000 shares exercisable at $10.00 per share and 115,000 shares of common stock to certain individuals that participated in the Company’s infomercial. The Company had previously accrued a liability in connection with these shares. During the second quarter of fiscal 2004, the agreements were amended so that a total of 125,000 shares were issued and the obligations to issue options were cancelled. In connection with these amendments, a $37,000 reduction in expense relating to this compensation was recognized in the second quarter of fiscal 2004.

Basic net loss per share is based upon the net loss and upon the weighted average number of common shares outstanding during the period.  Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options, and stock warrants, only in the periods presented in which such effect would have been dilutive.  Diluted net loss per share is not presented separately, as the effect of the common share equivalents is anti-dilutive for each of the periods presented.  Accordingly, diluted net loss per share is the same as basic net loss per share. Common stock equivalents, which are composed of issuable securities, options, warrants and convertible debentures and notes of 2,160,879 shares and 984,733 shares as of May 31, 2004 and 2003, respectively, have been omitted from earnings per share.

6.     Business Segments:

The Company has identified its principal business segments as follows: sale of products generated in the field (Natural Golf Field Sales); sale of products through advertising and telemarketing (Natural Golf Products); and conducting golf instruction (Natural Golf Schools). The Company’s reportable segments are strategic business units that offer different products/services, are managed separately, and require different marketing strategies. The Company evaluates performance based on results from operations before income taxes, not including nonrecurring gains and losses.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003

Net sales from external customers:
Natural Golf Products	$1,094,309	$1,272,717	$1,980,881	$2,795,948
Natural Golf Field Sales	636,927	753,621	943,792	1,216,529
Natural Golf Schools	362,720	606,345	539,993	944,528
Corporate	–	–	–	–

Total net sales	$2,093,956	$2,632,683	$3,464,666	$4,957,005

Operating income (loss):
Natural Golf Products	$(1,080,533)	$(820,081)	$(1,741,862)	$(1,437,727)
Natural Golf Field Sales	(161,782)	(133,348)	(334,531)	(352,426)
Natural Golf Schools	(206,745)	(188,031)	(414,308)	(382,917)
Corporate	10,494	309,890	(463,063)	367,010

Total operating income (loss)	$(1,438,566)	$(831,570)	$(2,953,764)	$(1,806,060)

Expenditures for long-lived assets:
Natural Golf Products	$–	$–	$–	$–
Natural Golf Field Sales	–	–	–	–
Natural Golf Schools	–	–	–	–
Corporate	33,843	119,840	47,038	196,017

Total expenditures	$33,843	$119,840	$47,038	$196,017

NATURAL GOLF CORPORATION AND SUBSIDIARIES

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

INITIAL PUBLIC OFFERING DURING FIRST QUARTER OF FISCAL 2004

On December 17, 2003, we completed an IPO of 2.5 million shares of common stock. The proceeds received in the first quarter of fiscal 2004 from the stock offering were $10.9 million, net of offering expenses; additional offering expenses of $0.5 million relating to this IPO were incurred and paid in fiscal 2003. Proceeds have been or will be used to pay off outstanding obligations, develop new infomercials, fund advertising and promotion campaigns, implement a total enterprise information and financial system and for working capital and other general corporate purposes. The implementation and related impact of the advertising campaigns will begin in the third quarter of fiscal 2004. Due to a lack of adequate capital during the past couple of years, we had to curtail our advertising and marketing activities. Additionally, in order to continue operations in the past couple of years we needed to utilize certain financial instruments that were extremely costly and dilutive. Given the capital infusion from the IPO and its effect on our ability to run our operations, we believe that our past performance is not necessarily indicative of future operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financing activities resulted in net cash of $7.5 million in the first six months of fiscal 2004 as we completed an IPO in December 2003. During the past few years, a significant portion of management’s time has been expended to raise funds. Additionally, due to the limited financing available to us, we were required to incur debt with expensive rates of interest and dilutive warrant features. As contemplated in the prospectus, substantially all of this debt has been repaid, using cash of $3.6 million during the first six months of fiscal 2004, plus another $0.4 million subsequent to May 31, 2004. Also in the first six months of fiscal 2004, we paid approximately $1.6 million to satisfy past due obligations to vendors. As such, these transactions significantly changed our financial position. Our working capital deficit was $6.3 million as of November 30, 2003. We had a working capital surplus of $1.4 million as of May 31, 2004. Our cash balance increased from $400 at November 30, 2003 to $989,000 as of May 31, 2004.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

We incurred net losses of $4.5 million and $2.5 million for the first six months of fiscal 2004 and 2003, respectively, and negative cash flow from operations of $6.4 million for the first six months of fiscal 2004 and $0.2 million for the first six months of fiscal 2003. Prior to our IPO, a substantial portion of our operations was financed by the issuance of equity instruments attached to debt financing that resulted in significant interest charges. While these were non-cash charges, they still resulted in significant expenses being reported in our Statements of Operations. The cash used in operations for the first six months of fiscal 2004 and 2003 reflects $1.0 million and $0.5 million, respectively, of non-cash interest expense resulting from the amortization of debt discount and deferred financing costs related to these financing transactions. The cash used in operations for the first six months of fiscal 2004 also includes $0.5 million of non-cash expenses related to the issuance of warrants to purchase 175,000 shares of common stock at an exercise price of $4.00 per share to holders of certain investor notes during the first quarter. The cash used in operations for the first six months of fiscal 2003 includes $0.6 million of non-cash expenses related to the expected issuance of common stock and options in payment of talent services related to an infomercial. In addition to using proceeds from the IPO to pay off past due accounts payable and accrued expenses mentioned earlier, we also used $1.2 million in fiscal 2004 to prepay a commitment relating to a marketing agreement which will air subsequent to May 31, 2004. We expect that an improvement in the effectiveness of our marketing initiatives will yield enhanced cash flow results in the second half of 2004. If there is delay in realizing these results, we may have to take other steps to address our cash flow needs. These steps may include pursuing additional financing. Although we incurred a net loss in the first six months of fiscal 2003, the net change in assets and liabilities contributed positive cash flow of $1.0 million in the first six months of fiscal 2003. The key reasons for this change were an increase in accounts payable and accrued expenses and a decrease in inventories in the first half of fiscal 2003, as we financed a portion of our operations by extending payments to vendors and other service providers and by reducing the level of inventory purchases due to our limited access to cash during this period.

The profitability of future operations will be significantly affected by the ability of the Company to profitably grow revenues and add new customers. The primary drivers of any growth in second half of fiscal 2004 will be the response by consumers to the television series on The Golf Channel which airs in the third quarter and to our infomercial. The Company has no previous experience with this type of television series. Additionally, the Company is expecting an improvement in the effectiveness of its infomercial.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Three Months Ended May 31, 2004 to Three Months Ended May 31, 2003

The following table sets forth operating results for the periods indicated. All information is derived from the accompanying unaudited consolidated condensed financial statements.

	Three Months Ended May 31,

	2004	% of Sales	2003	% of Sales

Net sales	$2,093,956	100.0%	$2,632,683	100.0%
Gross profit	1,360,275	65.0%	1,510,141	57.4%
Operating expenses:
Selling expenses	1,592,803	76.1%	1,606,692	61.0%
General and administrative expenses	1,110,866	53.1%	662,365	25.2%
Depreciation and amortization	95,172	4.5%	72,654	2.8%

Total operating expenses	$2,798,841	133.6%	$2,341,711	89.0%

NATURAL GOLF CORPORATION AND SUBSIDIARIES

Net sales decreased $539,000, or approximately 20.5% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. This decrease resulted primarily from the follow-on sales of instruction services and equipment after the promotion of our then new instruction package during the first six months of fiscal 2003. In addition, just prior to the second quarter of fiscal 2003 an extensive gift certificate program was initiated to drive school and equipment sales. There was no such promotion during the first six months of 2004, although a new instruction package and new equipment is scheduled to be introduced in the third quarter of 2004. As a result, net sales from instruction services declined by $243,000 in the second quarter of fiscal 2004 due to a 40% reduction in attending students. Additionally, equipment and related accessory sales decreased $218,000 in the second quarter of fiscal 2004. A significant portion of our equipment and related accessory sales are driven by customer purchases of our golf instruction services. Media spending to acquire new customers, although at comparable levels in the second quarter of 2004 and the second quarter of fiscal 2003, generated about 15% less unit sales of initial instruction packages in the second quarter of fiscal 2004. Net sales of these instruction packages, however, were comparable due to a price promotion in 2003.

Gross profit percentage increased from 57.4% in the second quarter of fiscal 2003 to 65.0% in the second quarter of fiscal 2004. This increase was attributable to an extensive gift certificate promotion in fiscal 2003 to drive school and equipment sales. Overall gross profit declined only 10% in the second quarter of fiscal 2004 compared to the 20.5% decline in sales due to the aforementioned gift certificate promotion in 2003.

Operating expenses increased by $457,000 in the second quarter of fiscal 2004, and increased as a percentage of net sales from 89.0% in the second quarter of fiscal 2003 to 133.6% in the second quarter of fiscal 2004. The primary reasons for this increased percentage were the decline in sales in the second quarter of fiscal 2004 and the $448,000 increase in general and administrative expenses. Of this increase, $370,000 relates to the building of the management team and increased fees for professional services and insurance, each necessary to carry out the increased responsibilities since becoming a public company in December 2003. Selling expenses decreased slightly in the second quarter of fiscal 2004, but increased as a percentage of net sales from 61.0% in the second quarter of fiscal 2003 to 76.1% in the second quarter of fiscal 2004. The marketing expenditures were more effective in 2003, primarily due to the addition of a significant number of new customers in early 2003, as well as the rejuvenation of a significant number of existing customers in 2003, both brought about as the result of the introduction of our then new instruction package. These customers were greater in number and more receptive to our marketing for follow-on sales of schools and equipment, compared to 2004. The 2003 marketing activities also included the gift certificate promotion that was required to be reflected as an additional cost of sales, reducing the gross profit, but not affecting the selling percentage. Until our new infomercial for 2004 was produced and initially aired the last week of May, we ran the prior year’s version, which was less effective than it had been the previous year. The 2004 marketing plan is primarily weighted toward the third quarter based on the new infomercial and television series.

Interest expense decreased $357,000 during the second quarter of fiscal 2004. A significant amount of this interest expense incurred in both periods is non-cash and relates to the amortization of deferred financing costs and debt discount associated with various notes issued to fund our working capital requirements prior to the closing of our initial public offering. Since we had paid off such a significant amount of notes during the first quarter of fiscal 2004, there was significantly less debt discount and deferred financing costs remaining to amortize during the second quarter of fiscal 2004.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

Comparison of Six Months Ended May 31, 2004 to Six Months Ended May 31, 2003

The following table sets forth operating results for the periods indicated. All information is derived from the accompanying unaudited consolidated condensed financial statements.

	Six Months Ended May 31,

	2004	% of Sales	2003	% of Sales

Net sales	$3,464,666	100.0%	$4,957,005	100.0%
Gross profit	2,206,356	63.7%	2,933,244	59.2%
Operating expenses:
Selling expenses	2,641,218	76.2%	3,173,826	64.0%
General and administrative expenses	2,364,291	68.2%	1,435,434	29.0%
Depreciation and amortization	154,611	4.5%	130,044	2.6%

Total operating expenses	$5,160,120	148.8%	$4,739,304	95.6%

Net sales decreased $1,492,000, or approximately 30.1%, for the first six months of fiscal 2004 compared to the same period for fiscal 2003. This decrease resulted from the major introduction of our new instruction package just prior to fiscal 2003, and its impact on follow-on sales of instruction services and equipment in the first six months of fiscal 2003. Of the decrease in consolidated net sales, $473,000 was from a decline in net sales of initial instruction packages. Unit sales of the initial instruction kits sold to newly acquired customers dropped about 40% from the first six months of fiscal 2003 to the same period for fiscal 2004. In addition, while this product is usually sold to new customers, the new version, because it was the first major change in a few years, was promoted and sold at a discount in the first half of fiscal 2003 to a significant number of existing customers. For these reasons, as well as the initiation of an extensive gift certificate program just prior to the second quarter of fiscal 2003, follow-on sales of instruction services and equipment also dropped significantly in the first six months of fiscal 2004. Net sales from instruction services declined by $405,000 for the first six months of fiscal 2004, as our school attendees dropped by 41%. Due to the lower amount of newly acquired customers and school attendees, sales of equipment and related accessories also declined by $526,000 in the first six months of fiscal 2004.

Gross profit percentage increased from 59.2% in the first six months of fiscal 2003 to 63.7% in the first six months of fiscal 2004. This increase was primarily attributable to an extensive gift certificate promotion that was launched during the first quarter of fiscal 2003 in order to drive school and equipment sales.

Operating expenses increased by $421,000 in the first six months of fiscal 2004, and increased as a percentage of net sales from 95.6% in the first six months of fiscal 2003 to 148.8% for the same period in fiscal 2004. The primarily reasons for this increased percentage were the decreased sales and the $929,000 increase in general and administrative expenses in the first six months of fiscal 2004. Of this increase, approximately $198,000 relates to non-cash equity charges. Approximately $235,000 related to non-recurring charges due to the IPO and the severance for a former executive. Additionally, $383,000 relates to the cost to build the management team, increased fees for professional services, additional insurance for directors & officers and other expenses pertinent to operating a public company. Selling expenses decreased $533,000 in the first six months of fiscal 2004 due to significant costs incurred in the first six months of fiscal 2003 relating to talent used in a new infomercial at that time. We developed a new infomercial in the first six months of fiscal 2004, but the costs incurred were significantly less. Although selling expenses decreased in the first six months of fiscal 2004, they increased as a percentage of net sales from 64.0% in the first six months of 2003 to 76.2% in the same period in fiscal 2004. The primary reason for the increase was the greater impact made through the introduction of our new instruction package in late fiscal 2002. Marketing dollars spent in late fiscal 2002 and in early fiscal 2003 to promote this product created a significant amount of new customers. These new customers, plus existing customers who purchased this revised product, made significant follow-on purchases of our instruction services and equipment products during the first six months of fiscal 2003. Additionally, a gift certificate promotion in 2003 also generated significant sales. During the first six months of fiscal 2004, we have developed a new instructional package that began shipping in the third quarter.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

Interest expense increased by $821,000 for the first six months of fiscal 2004 compared to the similar period of 2003. Most of this interest expense incurred in both periods is non-cash and relates to the amortization of deferred financing costs and debt discount associated with various notes issued to fund our working capital requirements prior to the closing of our initial public offering. The significant increase is partly due to the fact that approximately $494,000 more of this amortization occurred in the first six months of fiscal 2004 than in the same period in 2003. This is primarily because the amortization associated with the $1.3 million of unsecured convertible notes payable to foreign investors occurred subsequent to the first six months of fiscal 2003, as the notes were issued during the second half of fiscal 2003. The significant increase in interest expense also resulted from recording non-cash interest expense of $474,000 in the first quarter of fiscal 2004 which reflected the fair value of warrants to purchase our common stock issued to holders of certain investor notes. This was required in accordance with a note provision upon the consummation of a “financing event” such as our IPO.

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

NATURAL GOLF CORPORATION AND SUBSIDIARIES

Prepaid Expenses
Airing of the Company’s infomercials normally requires payment in advance. Such advance payments are recorded as prepaid expenses, which are later expensed in the period that the related infomercial airings occur. As of May 31, 2004, $520,000 has been prepaid for infomercial airings to occur in the third quarter of fiscal 2004. While the airing of infomercials has been part of the Company’s operations for many years, the Company has, for the first time, entered into an agreement with a media company to have a television series produced and aired. The agreement calls for total payment in advance of $1 million. In addition to the production and airing of the television series, the prepayment also includes $200,000 of media, of which the Company used and expensed $172,000 in the first six months of fiscal 2004. The media company is producing the television series at its sole expense and cost, and will own exclusive right to use and distribute the series. Therefore, the remaining $800,000 that was prepaid with respect to the television series will be expensed as the series is aired. The first of eight episodes aired on June 21. The remaining episodes are expected to occur within the third quarter of fiscal 2004. It is anticipated that the total value to be received from the production and airing of the television series is in excess of the recorded prepayment amount. As of May 31, 2004 the Company has made prepayments for other marketing expenses, as well as various for other expenses required by its operations, mainly for insurance, rent, and postage.

Inventories
Our inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Our inventory balances consist of the material costs of unassembled golf club components and other products bought and sold for resale without further processing or assembly. These balances are written down periodically to adjust for any obsolete or unmarketable inventory as impairment of such inventories is identified. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated amounts, our cost of products sold and gross profit would be adversely affected.

Income Taxes
Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax asset is related primarily to our net operating loss carry-forward. We have had net losses from inception and have concluded that it is more likely than not that all deferred income tax assets generated from operating losses through May 31, 2004 will not be realized. Accordingly, we have recognized a valuation allowance equal to the entire deferred income tax asset. The estimates for deferred tax assets and the corresponding valuation allowance require complex judgments. We periodically review those estimates for reasonableness. However, because the recoverability of deferred tax assets is directly dependent upon our future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

SEASONALITY AND ECONOMIC CONDITIONS

Our second and third quarters are generally favorably affected due to the peak golf season in the United States and Canada, our primary markets. Since consumers consider our products and services discretionary spending items, we may be adversely affected by a sustained economic downturn in the economy.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and factors include general economic uncertainty, conditions in the golf industry, the inability to become profitable or grow revenues, the timing, cost and execution of new marketing initiatives that might not be effective at generating new customers and revenues at a level sufficient to fund operations, seasonal fluctuations in the business, the inability to raise additional capital if needed and competitive conditions in the golf industry. For a more comprehensive discussion of these and other risks, uncertainties and factors relating to our business, please read the disclosure included in the Company's Form 10-KSB for the fiscal year ended November 30, 2003 (www.sec.gov). You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, the Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of this press release.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our President and Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered in this report, in all material respects to ensure that required information will be disclosed on a timely basis in our Exchange Act reports.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

(c) On May 17, 2004 we issued 125,000 shares of our common stock to certain individuals that participated in the Company’s infomercial. This issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriter or sales or placement agent was involved in the issuance of these shares.

(d) As of July 5, 2004, we have used approximately 55% of the $10.4 million of net proceeds from our initial public offering of common stock to satisfy indebtedness and obligations due, approximately 28% to fund advertising and marketing campaigns and the remainder has been used to fund working capital and operating deficit.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 10, 2004.

(b) Set forth below is the tabulation of the votes for each nominee for election as a director of the Company.

                        For             Abstain
    Robert E. Baker            3,996,109           17,110
    Richard A. Magid        3,993,109           20,110

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

On April 16, 2004, the Company furnished a current report on Form 8-K in connection with the Company’s earnings release for the quarter ended February 28, 2004.

NATURAL GOLF CORPORATION
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GOLF CORPORATION

Date: July 15, 2004	By:	/s/ Richard A. Magid
(Signature) Richard A. Magid
Chief Financial Officer, Chief Operating Officer, Secretary and Director (Principal Financial and Accounting Officer)