Form 10QSB
period 2004-08-31
NATURAL GOLF CORP
filed 2004-10-15
CIK 1039387

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	August 31, 2004
Commission File Number: 0-23400

Natural Golf Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3745860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 East Business Center Drive, Suite 400, Mount Prospect, Illinois 60056
(Address of principal executive offices)	(Zip Code)

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The number of shares of Common Stock, no par value per share, of the registrant outstanding as of October 15, 2004 was 5,207,566.

NATURAL GOLF CORPORATION

Index

Page
Part I	Financial Information (unaudited)

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets at August 31, 2004and November 30, 2003	2

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended August 31, 2004 and 2003	3

	Consolidated Condensed Statement of Changes in Stockholders’Equity for the Nine Months Ended August 31, 2004	4

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended August 31, 2004 and 2003	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	14

Part II	Other Information

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	15

Item 6.	Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
	August 31, 2004	November 30, 2003
Assets	(unaudited)	*
Current Assets:
Cash	$305,942	$400
Accounts receivable, net	229,895	49,531
Inventories	808,052	704,896
Prepaid expenses	114,831	8,433
Total current assets	1,458,720	763,260

Property and equipment, net	431,689	553,686

Other Assets:
Deferred financing costs, net of accumulated amortization	—	264,208
Deferred stock offering costs	—	492,216
Deposits and other	71,031	66,074
Total other assets	71,031	822,498

Total Assets	$1,961,440	$2,139,444

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Current portion of notes payable, including $0 and $450,000 in 2004 and 2003, respectively, to related parties	$29,913	$3,130,325
Trade accounts payable	867,498	1,700,310
Deferred revenue	204,585	222,171
Accrued expenses:
Advertising	282,628	498,072
Interest	—	410,003
Payroll	208,709	137,699
Other	682,000	918,082
Total current liabilities	2,275,333	7,016,662

Long-term obligations, net of current portion	16,541	37,919

Total Liabilities	2,291,874	7,054,581

Stockholders’ Equity (Deficit):
Preferred stock, 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 18,000,000 shares authorized, 5,207,566 and 2,521,254 shares outstanding in 2004 and 2003, respectively	21,375,596	10,128,876
Additional paid-in capital	3,631,049	2,941,049
Common stock and options issuable	—	599,500
Treasury stock, at cost	(50,000)	(50,000)
Accumulated deficit	(25,287,079)	(18,534,562)

Total stockholders’ equity (deficit)	(330,434)	(4,915,137)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,961,440	$2,139,444

* Amounts have been derived from the audited financial statements for the year ended November 30, 2003.

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003

Net sales	$3,449,192	$2,770,152	$6,913,858	$7,727,157

Cost of sales	1,081,958	1,020,553	2,340,268	3,044,314

Gross profit	2,367,234	1,749,599	4,573,590	4,682,843

Operating expenses:
Selling expenses	3,556,049	1,771,414	6,197,267	4,945,240
General and administrative expenses	912,731	791,095	3,277,022	2,226,529
Depreciation and amortization	111,680	63,333	266,291	193,377
Total operating expenses	4,580,460	2,625,842	9,740,580	7,365,146

Loss from operations	(2,213,226)	(876,243)	(5,166,990)	(2,682,303)

Other expense, primarily interest	(25,678)	(683,933)	(1,585,527)	(1,406,851)

Net loss	$(2,238,904)	$(1,560,176)	$(6,752,517)	$(4,089,154)

Net loss per common share (basic and diluted)	$(0.43)	$(0.62)	$(1.35)	$(1.70)

Weighted average number of shares outstanding (basic and diluted)	5,207,566	2,514,176	4,983,999	2,404,169

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Common Stock And Options Issuable	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balances, November 30, 2003	2,521,254	$10,128,876	$2,941,049	$599,500	$(50,000)	$(18,534,562)	$(4,915,137)
Issuance of common stock:
Initial public offering	2,500,000	10,438,972	—	—	—	—	10,438,972
Payment of interest on notes	61,312	245,248	—	—	—	—	245,248
Payment for infomercial talent	125,000	562,500	-	(562,500)	—	—	—
Employee compensation relating to options issued	—	—	132,450	—	—	—	132,450
Employee compensation relating to restricted share grant	—	—	66,000	—	—	—	66,000
Compensation relating to options issued for consulting agreement	—	—	17,300	—	—	—	17,300
Warrants issued to holders of investor notes	—	—	474,250	—	—	—	474,250
Adjustment to common stock and options to be issued for infomercial talent	—	—	—	(37,000)	—	—	(37,000)
Net loss	—	—	—	—	—	(6,752,517)	(6,752,517)
Balances, August 31, 2004	5,207,566	$21,375,596	$3,631,049	$—	$(50,000)	$(25,287,079)	$(330,434)

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended August 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(6,752,517)	$(4,089,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Depreciation and amortization	266,291	193,377
Amortization of debt discount/deferred financing costs	1,012,660	1,036,448
Imputed interest on director’s advances	—	7,520
Provision for doubtful accounts	11,800	1,400
Warrants issued to holders of investor notes	474,250	—
Employee compensation related to options and restricted share grants	198,450	—
Compensation related to warrants and options issued for services	17,300	25,600
Common stock and options to be issued for infomercial talent	(37,000)	599,500
Common stock issued to settle compensation claim	—	31,000
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(192,164)	(8,946)
Inventories	(103,156)	293,110
Prepaid expenses	(106,398)	27,979
Deposits	(5,319)	(200)
Increase (decrease) in liabilities:
Accounts payable	(832,812)	1,953
Deferred revenue	(17,586)	8,389
Accrued expenses	(545,271)	991,571
Net cash used in operating activities	(6,611,472)	(880,453)
Cash Flows from Investing Activities:
Cash purchases of property and equipment	(106,340)	—
Increase in product masters	(37,592)	(332,709)
Net cash used in investing activities	(143,932)	(332,709)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,931,188	—
Proceeds from notes issued	114,958	409,100
Proceeds from secured debentures issued	—	400,000
Proceeds from unsecured debentures issued	—	1,113,683
Payments on notes payable	(3,985,200)	(365,941)
Stock offering costs incurred	—	(146,089)
Debt issue costs incurred	—	(197,591)
Net cash provided by financing activities	7,060,946	1,213,162
Net Increase (Decrease) in Cash	305,542	—
Cash , at beginning of period	400	400
Cash , at end of period	$305,942	$400
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for interest	$240,362	$82,093
Supplemental Schedule of NON-CASH INVESTING AND Financing Activities:
Stock issued in payment of notes and accrued interest	$245,248	$1,383,194
Warrants issued in payment of financing costs	$—	$191,259
Conversion of notes to secured debentures	$—	$905,000
Debt discount	$—	$1,953,390

See accompanying notes to these consolidated condensed financial statements.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

1.	BASIS OF PRESENTATION AND ORGANIZATION DESCRIPTION:

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

Nature of Operations - The Company is a golf instruction company that provides a total system for playing better golf, including a grip, stance, swing and equipment different from conventional golf systems. Most of the Company’s revenue is derived from three sources: selling instructional products, including videotapes, DVDs, books, practice devices and accessories; conducting golf schools in over 200 major markets in the United States; and selling custom-fitted golf clubs specially designed for the Natural Golf swing.

Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. Following the guidance of APB 25, $132,450 of compensation expense has been recognized in the consolidated condensed financial statements for the nine months ended August 31, 2004. Had compensation costs for the Company’s 2003 Stock Incentive Plan been determined based on the fair value at the date of grant for awards under this plan consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, then the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	Nine Months Ended August 31,
	2004	2003

Net loss - as reported	$(6,752,517)	$(4,089,154)
Stock-based compensation included in reported net loss	132,450	—
Stock-based compensation per SFAS 123	(1,021,895)	—
Net loss applicable to common stock - pro forma	$(7,641,962)	$(4,089,154)

Basic and Diluted:
Loss per share - as reported	$(1.35)	$(1.70)
Per share effect of stock-based compensation included in reported net loss	0.03	—
Per share effect per SFAS 123	(0.21)	—
Loss per share applicable to common stock - pro forma	$(1.53)	$(1.70)

NATURAL GOLF CORPORATION AND SUBSIDIARIES

2.	INITIAL PUBLIC OFFERING:

On December 17, 2003, the Company completed an initial public offering (the “IPO”) of 2.5 million shares of common stock. The net proceeds from the stock offering, after deducting offering expenses, were $10,438,972. The proceeds have been used to pay off outstanding obligations, develop new infomercials and other advertisements, fund advertising and promotion campaigns, implement a new information and financial system, and for working capital and other general purposes. During fiscal 2003 the Company incurred costs of $492,216 related to the IPO. This amount is reflected on the balance sheet in Other Assets as of November 30, 2003. All offering costs have been recorded as a reduction of offering proceeds and, accordingly, charged to common stock.

In connection with the closing of the stock offering, the Company issued to its underwriter five-year warrants to purchase 250,000 shares of common stock at an exercise price of $8.25 per share.

3.	LIQUIDITY AND CONTINUING OPERATIONS:

The Company's financial statements for the nine months ended August 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $2,213,226 and $5,166,990 for the three and nine months ended August 31, 2004, respectively, and has a working capital deficit of $816,613 as of August 31, 2004.

As contemplated in the IPO prospectus, the Company used approximately 55% of the $10.4 million in net proceeds from its December 2003 IPO to satisfy indebtedness and obligations due, and used the remaining proceeds primarily to fund major marketing initiatives during the nine months ended August 31, 2004. The Company's heavy investment in these marketing initiatives did not yield the results that were anticipated. As a result, the Company generated significant operating losses. In response to the lower sales volume generated, the Company has significantly reduced its overhead, including employees, in the fourth quarter of fiscal 2004 and is investigating funding options and more efficient customer acquisition channels. If substantial losses continue and/or the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

4.	NOTES PAYABLE AND LONG-TERM DEBT:

As contemplated in the IPO prospectus (Note 2), a portion of the proceeds from the initial public offering was used to pay debt obligations. As of November 30, 2003, there was debt outstanding of $3,168,244, net of unamortized discount of $748,453. During the nine months ended August 31, 2004, the Company borrowed an additional $114,958, and repaid the following balances:

Note payable to bank	$200,000
Notes payable to investors	3,318,683
Note payable to former officer	75,000
Advances from officer and director	364,958
Other	26,559
Payments on notes payable outstanding as of November 30, 2003	$3,985,200

As of August 31, 2004 the remaining principal balance outstanding on notes payable was $46,454.

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

In connection with the payment of interest on certain notes payable, 61,312 shares of common stock were issued to the noteholders during the nine months ended August 31, 2004.

Subsequent to the third quarter of fiscal 2004, the Company has leased $104,000 of computer equipment and software under a new $250,000 lease line of credit. This lease requires 36 monthly payments of $3,700. The Company granted to the lessor a security interest in all of the Company’s equipment, inventory and accounts receivable to secure payment on the lease. In consideration of the option to prepay the lease, the Company granted warrants to purchase 16,580 shares of its common stock at a purchase price of $1.50 per share. The terms of this lease meet certain criteria that require the lease to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases”, with the related equipment and software being recorded in property and equipment in the fourth quarter of fiscal 2004, along with an offsetting amount recorded as a liability.

5.	STOCKHOLDERS' DEFICIT:

The Company has reserved 900,000 shares of common stock to be issued under the Company’s 2003 Stock Incentive Plan. During the nine months ended August 31, 2004, options for 781,100 shares were granted under the Plan and 743,000 remain outstanding as of August 31, 2004; they are summarized as follows:

Number of Options	Per Share Exercise Price	Expiration Date

453,000	$3.20	2011
35,000	$3.25	2011
155,000	$4.00	2010
100,000	$5.00	2010
743,000

NATURAL GOLF CORPORATION AND SUBSIDIARIES

In addition to options issued under the Plan, the following summarizes warrants issued and outstanding as of August 31, 2004:

Number of Warrants	Per Share Exercise Price	Expiration Date

80,733	$0.01	2007
949,762	$4.00	2007 through 2008
250,000	$8.25	2008
1,280,495

Basic net loss per share is based upon the net loss and upon the weighted average number of common shares outstanding during the period.  Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options, and stock warrants, only in the periods presented in which such effect would have been dilutive.  Diluted net loss per share is not presented separately, as the effect of the common share equivalents is anti-dilutive for each of the periods presented.  Accordingly, diluted net loss per share is the same as basic net loss per share. Common stock equivalents, which are composed of issuable securities, options, warrants and convertible debentures and notes of 2,023,495 shares and 1,625,167 shares as of August 31, 2004 and 2003, respectively, have been omitted from earnings per share.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net sales from external customers:
Natural Golf Products	$2,312,234	$1,586,298	$4,293,115	$4,382,245
Natural Golf Field Sales	747,676	704,608	1,691,467	1,921,138
Natural Golf Schools	389,282	479,246	929,276	1,423,774
Corporate	-	-	-	-
Total net sales	$3,449,192	$2,770,152	$6,913,858	$7,727,157
Operating income (loss):
Natural Golf Products	$(2,126,952)	$(635,692)	$(3,868,815)	$(2,073,422)
Natural Golf Field Sales	(86,806)	(183,393)	(421,338)	(535,819)
Natural Golf Schools	(207,615)	(244,466)	(621,921)	(627,381)
Corporate	208,147	187,308	(254,916)	554,319
Total operating income (loss)	$(2,213,226)	$(876,243)	$(5,166,990)	$(2,682,303)
Expenditures for long-lived assets:
Natural Golf Products	$—	$—	$—	$—
Natural Golf Field Sales	—	—	—	—
Natural Golf Schools	—	—	—	—
Corporate	96,894	136,692	143,932	332,709
Total expenditures	$96,894	$136,692	$143,932	$332,709

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

On December 17, 2003, we completed an IPO of 2.5 million shares of common stock. The proceeds received in the first quarter of fiscal 2004 from the stock offering were $10.9 million, net of offering expenses; additional offering expenses of $0.5 million relating to this IPO were incurred and paid in fiscal 2003. Proceeds were used to pay off outstanding obligations, develop new infomercials, fund advertising and promotion campaigns, implement a new information and financial system and for working capital and other general corporate purposes.

The Company's financial statements for the nine months ended August 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $2,213,226 and $5,166,990 for the three and nine months ended August 31, 2004, respectively, and has a working capital deficit of $816,613 as of August 31, 2004.

As contemplated in the IPO prospectus, the Company used approximately 55% of the $10.4 million in net proceeds from its December 2003 IPO to satisfy indebtedness and obligations due, and used the remaining proceeds primarily to fund major marketing initiatives during the nine months ended August 31, 2004. The Company's heavy investment in these marketing initiatives did not yield the results that were anticipated. As a result, the Company generated significant operating losses. In response to the lower sales volume generated, the Company has significantly reduced its overhead, including 40% of our payroll cost, in the fourth quarter of fiscal 2004 and is investigating funding options and more efficient customer acquisition channels. If substantial losses continue and/or the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our financing activities resulted in net cash of $7.1 million in the first nine months of fiscal 2004 as we completed an IPO in December 2003. During the past few years, a significant portion of management’s time has been expended to raise funds. Additionally, due to the limited financing available to us, we were required to incur debt with expensive rates of interest and dilutive warrant features. As contemplated in the prospectus, substantially all of this debt has been repaid, using cash of $4.0 million during the first nine months of fiscal 2004. Also in the first nine months of fiscal 2004, we paid approximately $1.6 million to satisfy past due obligations to vendors. Additionally, cash was required to fund the losses generated from the current year operations. We had a working capital deficit of $0.8 million as of August 31, 2004 and a cash balance of $306,000 as of August 31, 2004.

NATURAL GOLF CORPORATION AND SUBSIDIARIES

We incurred net losses of $6.8 million and $4.1 million for the first nine months of fiscal 2004 and 2003, respectively, and negative cash flow from operations of $6.6 million for the first nine months of fiscal 2004 and $0.9 million for the first nine months of fiscal 2003. Prior to our IPO, a substantial portion of our operations was financed by the issuance of equity instruments attached to debt financing that resulted in significant interest charges. While these were non-cash charges, they still resulted in significant expenses being reported in our Statements of Operations. The cash used in operations for the first nine months of both fiscal 2004 and 2003 reflects $1.0 million of non-cash interest expense resulting from the amortization of debt discount and deferred financing costs related to these financing transactions. The cash used in operations for the first nine months of fiscal 2004 also includes $0.5 million of non-cash expenses related to the issuance of warrants to purchase 175,000 shares of common stock at an exercise price of $4.00 per share to holders of certain investor notes during the first quarter. The cash used in operations for the first nine months of fiscal 2003 includes $0.6 million of non-cash expenses related to the expected issuance of common stock and options in payment of talent services related to an infomercial. Although we incurred a net loss in the first nine months of fiscal 2003, the net change in assets and liabilities contributed positive cash flow of $1.3 million in the first nine months of fiscal 2003. The key reasons for this change were an increase in accounts payable and accrued expenses and a decrease in inventories in the first nine months of fiscal 2003, as we financed a portion of our operations by extending payments to vendors and other service providers and by reducing the level of inventory purchases due to our limited access to cash during this period.

We have not experienced the improvement in the effectiveness of our marketing initiatives that we had expected would yield enhanced cash flow results in the third quarter of 2004. The Company did not experience an improvement in the effectiveness of its infomercial, nor the response it expected from its television series that aired in the third quarter on The Golf Channel. Therefore, we are taking other steps to address our cash flow needs going forward. These initial steps primarily include reducing administrative and payroll expenses, and pursuing additional financing. Profitability of our operations has been and will continue to be determined by our ability to acquire customers in a cost-effective manner and to generate sufficient follow-on sales of our products and services. We are currently investigating alternative methods and structures to acquire customers on a profitable basis. The financial viability of the Company is dependent on generating positive cash flows from operations and most likely raising additional funds. Given the current situation, we cannot assure that we will be able to continue to satisfy our obligations as they come due or satisfy the AMEX’s listing standards. Furthermore, it is likely that any financing, if available, would result in significant dilution to our existing shareholders.

In the fourth quarter of fiscal 2004, the Company began offering Callaway Golf clubs to its customers that have been customized to meet the requirements of the Natural Golf teaching method. Since their introduction, sales of Callaway Golf clubs have represented a significant portion of our sales and cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Three Months Ended August 31, 2004 to Three Months Ended August 31, 2003

The following table sets forth operating results for the periods indicated. All information is derived from the accompanying unaudited consolidated condensed financial statements.

	Three Months Ended August 31,
	2004	% of Sales	2003	% of Sales
Net sales	$3,449,192	100.0%	$2,770,152	100.0%
Gross profit	2,367,234	68.6%	1,749,599	63.2%
Operating expenses:
Selling expenses	3,556,049	103.1%	1,771,414	63.9%
General and administrative expenses	912,731	26.5%	791,095	28.6%
Depreciation and amortization	111,680	3.2%	63,333	2.3%
Total operating expenses	$4,580,460	132.8%	$2,625,842	94.8%

NATURAL GOLF CORPORATION AND SUBSIDIARIES

Net sales increased $679,000, or approximately 24.5% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. This increase resulted primarily from the sales of our initial instructional package to new customers. The increase in new customers resulted from increased media spending in connection with infomercial airings and television ads and the airing of an eight-episode national primetime television series on The Golf Channel that featured Natural Golf. A majority of these new customers were acquired during the second half of the quarter. Accordingly, a portion of the normal instruction revenue that results from these new customers did not occur in the quarter. As a result, sales of instruction services decreased $90,000 or 19% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Equipment and related accessory sales decreased $70,000 or 4% in the third quarter of fiscal 2004. This was primarily due to the lower sales of instruction services, which drive a significant portion of our equipment and accessory sales.

Gross profit percentage increased from 63.2% in the third quarter of fiscal 2003 to 68.6% in the third quarter of fiscal 2004. This increase was attributable to an extensive gift certificate promotion in fiscal 2003 to drive school and equipment sales, as well as a product sales mix in the third quarter of fiscal 2004 that was much more heavily weighted by the high-margin initial instruction kits. The higher sales and improved margin resulted in gross profit dollars increasing $618,000 or 35% in the third quarter of 2004.

Operating expenses increased by $1,955,000 in the third quarter of fiscal 2004, and increased as a percentage of net sales from 94.8% in the third quarter of fiscal 2003 to 132.8% in the third quarter of fiscal 2004. The primary reason for this increased percentage was the $1,785,000 increase in selling expenses. Of this increase, $800,000 relates to the airing of The Natural Golf Makeover Challenge television series on The Golf Channel, designed to bring in a large number of new customers from a national primetime audience. In order to complement this effort and maximize its impact, $1,622,000 was spent in the third quarter of fiscal 2004 for infomercial airings, television and print ads offering our customers the opportunity to purchase our initial instruction kit, a $987,000 spending increase over the prior year quarter. These selling efforts did not produce the expected level of sales; therefore, selling expenses increased significantly as a percentage of net sales from 63.9% in the third quarter of fiscal 2003 to 103.1% in the third quarter of fiscal 2004. Although a significant number of new customers were acquired, they came at too high of a cost. The television series, in particular, did not have the impact that we were expecting. General and administrative expenses decreased as a percentage of net sales from 28.6% in the third quarter of fiscal 2003 to 26.5% in the third quarter of fiscal 2004, due to the increase in net sales, although they increased $122,000 or 15% in the third quarter of fiscal 2004 versus the third quarter of fiscal 2003.

Interest expense decreased $649,000 during the third quarter of fiscal 2004 to $11,000. A significant amount of the interest expense incurred in the third quarter of 2003 is non-cash and relates to the amortization of deferred financing costs and debt discount associated with various notes issued to fund our working capital requirements prior to the closing of our initial public offering. Since we had paid off such a significant amount of notes during the first quarter of fiscal 2004, and repaid substantially all remaining debt by June 30, 2004, there was significantly less debt discount and deferred financing costs remaining to amortize during the third quarter of fiscal 2004.

Comparison of Nine Months Ended August 31, 2004 to Nine Months Ended August 31, 2003

The following table sets forth operating results for the periods indicated. All information is derived from the accompanying unaudited consolidated condensed financial statements.

	Nine Months Ended August 31,
	2004	% of Sales	2003	% of Sales

Net sales	$6,913,858	100.0%	$7,727,157	100.0%
Gross profit	4,573,590	66.2%	4,682,843	60.6%
Operating expenses:
Selling expenses	6,197,267	89.6%	4,945,240	64.0%
General and administrative expenses	3,277,022	47.4%	2,226,529	28.8%
Depreciation and amortization	266,291	3.9%	193,377	2.5%
Total operating expenses	$9,740,580	140.9%	$7,365,146	95.3%

NATURAL GOLF CORPORATION AND SUBSIDIARIES

Net sales decreased $813,000, or approximately 10.5%, for the first nine months of fiscal 2004 compared to the same period for fiscal 2003. This decrease resulted primarily from the delay in the major fiscal 2004 marketing initiatives to generate any significant amount of new customers until late June. While the customer acquisition spending resulted in a $225,000 increase in net sales of initial instruction packages in the first nine months of fiscal 2004 compared to the same period in fiscal 2003, follow-on sales of instruction services and equipment decreased because we obtained the majority of our new fiscal 2004 customers in the later half of our third quarter. Net sales from instruction services declined by $495,000 for the first nine months of fiscal 2004, as our school attendees dropped by 37%. Due to the majority of new customers being generated late in the first nine months of fiscal 2004 and the lower amount of school attendees, sales of equipment and related accessories also declined by $596,000 in the first nine months of fiscal 2004.

Gross profit percentage increased from 60.6% in the first nine months of fiscal 2003 to 66.2% in the first nine months of fiscal 2004. This increase was primarily attributable to an extensive gift certificate promotion that was launched during the first quarter of fiscal 2003 in order to drive school and equipment sales.

Operating expenses increased by $2,375,000 in the first nine months of fiscal 2004, and increased as a percentage of net sales from 95.3% in the first nine months of fiscal 2003 to 140.9% for the same period in fiscal 2004. The primarily reasons for this increased percentage were the decreased sales, the $1,050,000 increase in general and administrative expenses, and the $1,252,000 increase in selling expenses in the first nine months of fiscal 2004. Of the $1,050,000 increase in general and administrative expenses, approximately $198,000 relates to non-cash equity charges, approximately $235,000 related to non-recurring charges due to the IPO and the severance for a former executive, and $520,000 relates to the cost to build the management team, increased fees for professional services, additional insurance for directors & officers and other expenses pertinent to operating a public company. The $1,252,000 increase in selling expenses resulted primarily from a $1.8 million increase in media spending to generate new customers, occurring principally in the third quarter of fiscal 2004. The current year marketing plan centered on an eight-episode television series airing on The Golf Channel in primetime from late June through mid-August. Significant expenses were incurred to have infomercials and short-form television ads airing in all three months while the television series was airing. The increase in media spending was somewhat offset by a $0.5 million decrease in 2004 for infomercial production costs. While we developed a new infomercial in the first six months of fiscal 2004, the costs incurred were significantly less than production costs in 2003. Selling expenses increased as a percentage of net sales from 64.0% in the first nine months of 2003 to 89.6% in the same period in fiscal 2004. The primary reason for the increase was that the advertising was less effective in generating new customers. The television series in particular did not have the impact we expected in bringing in a large number of new customers. Additionally, a gift certificate promotion in 2003 generated significant sales in the first nine months of fiscal 2003. This promotion in 2003 had the effect of generating sales with a lower overall gross margin.

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

Income Taxes
Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax asset is related primarily to our net operating loss carry-forward. We have had net losses from inception and have concluded that it is more likely than not that all deferred income tax assets generated from operating losses will not be realized. Accordingly, we have recognized a valuation allowance equal to the entire deferred income tax asset. The estimates for deferred tax assets and the corresponding valuation allowance require complex judgments. We periodically review those estimates for reasonableness. However, because the recoverability of deferred tax assets is directly dependent upon our future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

SEASONALITY AND ECONOMIC CONDITIONS

Our second and third quarters are generally favorably affected due to the peak golf season in the United States and Canada, our primary markets. Since consumers consider our products and services discretionary spending items, we may be adversely affected by a sustained economic downturn in the economy.

FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and factors include general economic uncertainty, conditions in the golf industry, the inability to become profitable or grow revenues, the timing, cost and execution of new marketing initiatives that might not be effective at generating new customers and revenues at a level sufficient to fund operations, seasonal fluctuations in the business, the inability to raise additional capital and competitive conditions in the golf industry. For a more comprehensive discussion of these and other risks, uncertainties and factors relating to our business, please read the disclosure included in the Company's Form 10-KSB for the fiscal year ended November 30, 2003 (www.sec.gov). You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, the Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of this press release.

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

NATURAL GOLF CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities

(d)
As of October 5, 2004, we have used approximately 55% of the $10.4 million of net proceeds from our initial public offering of common stock to satisfy indebtedness and obligations due, approximately 36% to fund advertising and marketing campaigns and the remainder has been used to fund a new information and financial system, working capital and operating deficit.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3.1* Amended and Restated Articles of Incorporation of Registrant

Exhibit 3.2* Amended and Restated Bylaws of Registrant

Exhibit 31.1 Certification - Principal Executive Officer

Exhibit 31.2 Certification - Principal Financial Officer

Exhibit 32.0 Section 1350 Certifications

*Incorporated by reference from the Exhibits to our Registration Statement on Form SB-2 (Reg. No. 333-107802).

(b)	Reports on Form 8-K:

On July 15, 2004, the Company furnished a current report on Form 8-K in connection with the Company’s earnings release for the quarter ended May 31, 2004.

NATURAL GOLF CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GOLF CORPORATION

Date: October 15, 2004	By:	/s/ Richard A. Magid

Richard A. Magid Chief Financial Officer, Chief Operating Officer Secretary and Director (Principal Financial and Accounting Officer)

