Form 10KSB
period 2004-11-30
NATURAL GOLF CORP
filed 2005-02-28
CIK 1039387

================================================================================

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 28, 2005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                  FORM 10-KSB
                                  -----------

                                   (MARK ONE)

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2004

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________TO _________

                          COMMISSION FILE NO. 001-31919

                                   ----------

                            NATURAL GOLF CORPORATION
                 (Name of small business issuer in its charter)

           ILLINOIS                                       36-3745860
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

                           431 LAKEVIEW COURT, SUITE B
                         MOUNT PROSPECT, ILLINOIS 60056
                                 (847) 321-4000
               (Address, including zip code, and telephone number,
        including area code of registrant's principal executive offices)

                                   ----------

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

     TITLE OF EACH CLASS OF SECURITIES TO BE REGISTERED                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------   -------------------------------------------------------------
            Common Stock, no par value per share                                  American Stock Exchange

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT:

     TITLE OF EACH CLASS OF SECURITIES TO BE REGISTERED                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------   -------------------------------------------------------------
                            None                                                            None

      Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). Yes |X| No |_|

      Check whether the issuer has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its most recent fiscal year: $8,561,071

      The aggregate market value of the common stock held by non-affiliates (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), computed by reference to the closing price of such stock as of February 24, 2005, was $1,190,764.

      At February 24, 2005, 5,207,566 shares of the registrant's common stock (no par value per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005 are incorporated by reference into Part III hereof.

               Transitional Small Business Issuer: Yes |_| No |X|

================================================================================

                            NATURAL GOLF CORPORATION

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART  I.

     Item    1.   Description of Business                                      1
     Item    2.   Description of Property                                      5
     Item    3.   Legal Proceedings                                            6
     Item    4.   Submission of Matters to a Vote of Security Holders          6

PART II.

     Item    5.   Market for Common Equity and Related Stockholder Matters     7
     Item    6.   Management's Discussion and Analysis                         7
     Item    7.   Financial Statements                                        13
     Item    8.   Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                      13
     Item    8A.  Controls and Procedures                                     13

PART  III.

     Item    9.   Directors and Executive Officers of the Registrant          14
     Item    10.  Executive Compensation                                      14
     Item    11.  Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder
                  Matters.                                                    14
     Item    12.  Certain Relationships and Related Transactions              14
     Item    13.  Exhibits and Reports on Form 8-K                            14
     Item    14.  Principal Accountant Fees and Services                      15

                                     PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other facets, including those identified in "Risk Factors" below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-KSB may be identified by words such as "believes," "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this form 10-KSB with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption "Risk Factors."

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

      We are a golf improvement company. We offer golf instruction and equipment focused on delivering a total system for improving the play of golfers of all abilities. We produce and sell instructional video tapes explaining our Natural Golf swing system, offer golf schools through a network of instructors certified to teach the Natural Golf system, and manufacture and sell golf equipment specifically developed for the golfer using the Natural Golf swing system.

      We market and sell directly to consumers, including the new golfer, the high handicapper, the good golfer wanting to improve, the occasional golfer, the woman golfer and the golfer with bad back or arthritis. To attract golfers to the Natural Golf system, we market an instructional kit that includes full-color-instruction book and instructional videotapes on the Natural Golf swing and short game. Historically, we have advertised these instructional kits primarily through infomercials aired on cable and broadcast outlets and direct response print advertisements placed in national circulation newspapers and magazines, including USA Today, The Wall Street Journal, Golf Magazine and Golf Digest.

      As a direct marketer, we have developed a database of Natural Golf instructional kit purchasers as well as other golfers who have inquired about the Natural Golf swing system and its benefits. This database provides the foundation for our direct marketing campaigns to promote attendance at Natural Golf instruction schools across the United States and the purchase of specially designed, custom-fitted Natural Golf clubs. Our direct marketing efforts include the Natural Golfer magazine, a full-time telemarketing staff, the Natural Golf website, e-mail mailings, and automated customer relationship management tools. These cost-effective direct marketing programs attempt to capture all of the golf-related spending of Natural Golf customers.

      We were incorporated on December 28, 1990 as an Illinois corporation. In April 1997, Thomas Herskovits, our Chairman, acquired a controlling interest in us. As of January 1, 2001, we split our operations into three wholly-owned subsidiaries, of which Natural Golf Corporation is the parent company. These subsidiaries were established and divided based on source of revenue production:
Natural Golf Products for product sales generated from infomercials and other media advertising, the Internet and telemarketing efforts, Natural Golf Field Sales for product sales generated from the field sales group consisting primarily of certified instructors, and Natural Golf Schools for revenue generated from golf schools and instruction. We produce and manufacture instructional kits, books and videos, golf equipment and accessories that are in turn sold to our subsidiaries for direct sale to our customers. During 2002, we changed our fiscal year end from December 31 to November 30. In December 2003, we completed an initial public offering of 2.5 million shares of common stock.

RECENT DEVELOPMENTS

      The financial viability of the Company is dependent on generating positive cash flows from operations and raising additional funds. Given the current situation, we cannot assure that we will be able to continue to satisfy our obligations as they come due or satisfy the AMEX's listing standards. If losses continue and the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, and/or pursue other actions that could adversely affect future operations. These factors raise substantial doubt about the Company's ability to continue operations as a going concern.

NATURAL GOLF SYSTEM

      Our swing system is similar to the swing of Moe Norman, legendary Canadian golfer and a member of the Canadian Golf Hall of Fame. He won 54 tournaments in the 1960s and 1970s, including seven consecutive Canadian PGA senior championships starting in 1979. Moe Norman is regarded as one of the best ball strikers ever by the professional golfing community.

      The Natural Golf swing system places the grip in the palm of the hands, not in the fingers; and extends the arms to create a "single-plane swing". This reduces club head and body rotation, creating a simpler, more "natural" motion. The stance is wider which tends to minimize the turning of the hips. In September 1998, we were awarded United States Patent No. 5,803,827 for an improved golf club head and an improved method of swinging the golf club. This patent expires on January 15, 2015.

      Our swing system has been designed principally to improve the average golfer's handicap by improving accuracy, increasing distance and reducing strain on the body. We believe that our swing system can be used effectively by the new golfer, the high handicapper, the good golfer wanting to improve, the occasional golfer, the woman golfer, and the golfer with bad back or arthritis. We conducted a survey of approximately 1,000 Natural Golfers in 2001 that indicated a handicap reduction of approximately 25% to 40% over the course of the first year playing on the Natural Golf system. The handicap reduction was greatest for Natural Golfers who attended a one-day school and played with Natural Golf clubs.

      The Natural Golf system provides the foundation for nearly all of Natural Golf's revenue in its three key segments: instructional kits, golf schools and custom-fitted golf clubs. We believe that we are the only golf company that markets a full-range, one-stop golf improvement system from instructional kits and videos to golf schools and clubs.

PRODUCTS AND SERVICES

      Most of our sales are derived from three key segments:

      INSTRUCTIONAL PRODUCTS-We produce a wide range of instructional products including videotapes, books, practice devices and accessories.

      GOLF SCHOOLS-Our golf instructional courses or "golf schools" as they are referred to in the golf industry, are staffed by certified instructors in approximately 162 major markets, approximately 63 of which operate year round. Golf Magazine honored our golf schools as one of the "Top 25 Golf Schools" since 1999.

      CUSTOM-FITTED GOLF CLUBS-We manufacture custom-fitted golf clubs specially designed for the Natural Golf system. Our Beryllium Copper fairway woods were ranked "Best of the Best" by Rankmark, an independent golf equipment laboratory, in 2000 and were judged as a "Best Performer" by GolfTestUSA Testing Laboratory in 2001. Beginning in September 2004, we began shipping custom clubs manufactured for our customers by Callaway Golf.

INSTRUCTIONAL PRODUCTS

      We introduce customers to the Natural Golf system by advertising the sale of an introductory instructional package, entitled 7 Minutes to Better Golf
(TM). The previous edition of this instructional package was known as the Natural Golf Swing System (TM).

      The 7 Minutes to Better Golf instructional package was completely updated and redesigned to help our customers teach themselves the basics of our swing system. The package includes the following materials:

      o 7 Minutes to Better Golf Book with over 120 full-color photos and computer-modeled illustrations.

      o     7 Minutes to Better Golf Video  introducing  the  principles  of the
            Natural   Golf   "single-plane"   golf   swing  and   teaching   the
            easy-to-learn setup fundamentals.

      o     Drills Video putting the swing in motion to help the buyer learn.

      o     Playing Lesson Video to explain strategies on the course.

      o Natural Golf Training Grip enabling a person to practice the Natural Golf grip and swing motions along with the video.

      In addition to the 7 Minutes to Better Golf instructional kit, we have produced various videos for advanced instruction in the Natural Golf system - Natural Golf Driving for Distance, Natural Golf Faults and Fixes, and Natural Golf Short Game. Hosted by Natural Golf's top teaching professionals, these instructional videos are intended for the self-learner interested in more than the basic teaching fundamentals included in the 7 Minutes to Better Golf.

GOLF SCHOOLS

      While we believe the 7 Minutes to Better Golf instructional package is a highly effective teaching aid, the most effective way to master the Natural Golf system is through face-to-face instruction with a Natural Golf certified trained professional.

      We offer schools in approximately 162 locations throughout the United States, Mexico and Canada, with additional locations added according to demand. Our schools are typically held at public courses (privately-owned, municipally-owned, and resort-type courses) where we use a portion of the golf course facilities on a per diem basis as the demand for our schools in a particular location dictate. Our schools are taught by one of our approximately 125 certified instructors, who receive a fixed fee for teaching a one-day session and are classified as independent contractors. They include approximately 38 PGA, Ladies PGA and Canadian PGA members. In order to maintain favorable student-teacher ratios at our schools, we selectively add new certified instructors to meet demand. The PGA has approved our instruction for continuing education credit for PGA professionals.

NATURAL GOLF CLUBS

      Much of the improvement of the Natural Golf technique over the conventional style is based on the unique "Natural Palm Grip". Because the golf club is held in the palm-instead of the fingers-Natural Golfers require a larger, non-tapering grip on their clubs. Virtually all golfers experience improvement using the Natural Golf technique-even with their own golf clubs-but Natural Golf clubs are designed to work with the Natural Golf swing to ensure increased effectiveness. Other club design features incorporated into Natural Golf clubs include the longer shaft for greater club head speed and the adjusted lie-angle to more perfectly align with the more-upright, single-plane Natural Golf swing.

      Although many people have found that they have been able to use their old golf clubs while playing the Natural Golf system, we have developed a top quality line of custom-fitted clubs that better fit the Natural Golf swing. We own a number of U.S. design patents on our Natural Golf clubs.

      In 2004, we entered into an agreement with Callaway Golf Company to have them produce for us a premium line of custom-made golf clubs including irons, drivers, fairway woods and wedges. These products are co-branded with the Callaway Golf and Natural Golf brand names and began shipping to our customers beginning in the fourth quarter of 2004. We will continue to manufacture and market our current line of Natural Golf brand golf clubs. On February 7, 2005, Callaway Golf Company ("Callaway Golf") delivered notice to Natural Golf Corporation (the "Company") of its intent to terminate the Custom Club Agreement (the "Agreement") entered into by Callaway Golf and the Company effective March 9, 2005, unless the Company pays outstanding sums due Callaway Golf prior to that date. If the Company is unable to obtain additional equity financing or complete a sale of the Company, it does not anticipate being able to satisfy these obligations in a timely manner.

      We believe that club sales are driven by our certified instructors' ability to demonstrate to our golf school students the value of Natural Golf clubs, by outbound direct marketing efforts to a growing customer database, and through promotion of starter sets and demo clubs. The growth in Natural Golf club sales can be directly correlated to increased participation in Natural Golf schools. Our certified instructors are paid a commission on the sales of Natural Golf products and services that they generate.

MARKETING AND SALES

      Our marketing and sales strategy is focused on four distinct elements-marketing and selling direct to the consumer, promoting an entire "system" to improve one's golf game, aggressive direct marketing to promote instruction and equipment sales, and an independent field sales group to promote and sell our products. The combination of these approaches differentiates us from competitors in the golf equipment industry.

      DIRECT TO CONSUMER MARKETING AND SALES -We market and sell direct to the golfing consumer. The majority of other golf equipment manufacturers sell through mass merchandisers, sporting goods chains, independent sporting and golf stores, and golf pro shops. The larger golf instruction schools may market directly to customers, but they generally do not sell an improvement system that can produce additional high profit sales.

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

      EXTENDED FIELD SALES GROUP -Our independent field sales team of certified instructors provide the critical local, face-to-face selling opportunity. Instructors have the opportunity to earn income from providing game improvement instruction and selling products that further improve students' play. Although the field sales team is expected to undertake some local marketing, we use our direct marketing efforts to drive the golfer to the certified instructor.

      Currently, we do not have the capital to execute our direct marketing initiatives. Without this marketing, our sales will decline.

BACKLOG

      At November 30, 2004, we had approximately $72,000 of backlog of written firm orders for products. Approximately half of this backlog was shipped in December and the balance will be shipped when there are adequate inventories. We require payments for products at the time the order is placed. Our backlog does not include unearned school revenue that is collected in advance of the school completion.

COMPETITION

      The golf equipment industry is highly competitive and dominated by a few large market participants, including Callaway Golf (which also owns the Ben Hogan, Odyssey and Top-Flite brands), Adidas (which owns the Taylor Made and MaxFli brands), Nike, Fortune Brands (which owns the Titleist and Cobra brands) and Ping. These companies have better brand recognition and significantly greater financial resources than us. Newer and smaller companies have also entered the market, including Rossignol (which owns the Cleveland Golf brand), Adams, Wilson, Mizuno, and GenX Sports (which owns Tear Drop, Ram and Tommy Armour brands), which has led to increased competition.

      Many of our current and potential competitors have longer operating histories, established reputations and greater financial, technical and marketing resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Many of our competitors have well-established relationships with our potential partners and have extensive knowledge of these industries. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote more resources to the development, promotion and sale of their products and services than we can. Finally, we expect to face additional competition from new entrants into the golf school and golf equipment marketplaces because there are relatively low barriers to entry into them.

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

      We own a registered trademark on "Natural Golf" for equipment and services in the United States and Canada, and for equipment in the European Union. We own a registered trademark on Natural Golf for services in Japan. Other registered and/or pending trademarks include "A Lifetime of Better Golf", "Pipeline", "Pro Performance", "Single Plane", "TI Hammer", "ST110" and "Square Tracking". Various copyrights are also held on some of our golf instruction videotapes. We are aware of certain parties that own or have rights to use the Natural Golf mark in connection with golf instruction services in parts of Europe, in Australia and in other parts of the world.

EMPLOYEES

      We had 25 employees as of November 30, 2004, of which 23 were full-time employees. If needed, we are able to hire part-time labor for production during the summer, which is our peak sales season. Our manufacturing and distribution activities include the assembly of purchased golf club components, the packaging of golf club sets, and the receiving, warehousing and shipping of instruction kits, accessories, books and videos and golf clubs. Production and duplication of videotapes and instruction are generally handled on a contract basis.

      None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor. We offer our employees a benefits package that includes medical and dental coverage, disability insurance, stock options and a 401(k) retirement savings program.

      We also have a national network of approximately 125 certified instructors who serve as independent contractors.

RAW MATERIALS

      The principal raw materials and components used in the manufacture of our golf clubs and equipment are shafts, heads, headcovers and grips. We purchase approximately 56% of our raw material golf equipment inventory from two major suppliers. We purchase our club heads from vendors in Asia.

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

      Additionally, we purchase finished goods from a supplier that has threatened to discontinue the production of a certain line of golf clubs due to a lack of payment. Sales of this line of clubs are considered significant to the Company's future short-term revenues.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company leased office and warehouse facilities under an operating lease agreement that expired November 30, 2004. A new facility was leased under an agreement that expires December 31, 2005 and provides both parties to the lease the right to terminate the agreement early. From October 1, 2002 through June 2004, the Company had been sub-leasing a portion of its office space to a company owned by an officer and director of the Company. Income from this sub-lease totaled $24,000 and $42,000 in fiscal 2004 and 2003, respectively. Total rent expense, net of this sub-lease income, was approximately $215,000 and $199,000 for fiscal 2004 and 2003, respectively. Minimum future base rental payments are $106,000 in fiscal 2005.

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

      We provide a 30-day, money-back satisfaction guarantee on most of our products. Additionally, we provide a limited 2-year warranty against manufacturer defects or workmanship on our golf equipment. Products produced for us by Callaway Golf carry their standard warranty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We did not submit any matters to a vote of the shareholders in the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On December 11, 2003, we completed an initial public offering of common stock, no par value per share. These securities were registered under our Registration Statement on Form SB-2 (Reg. No. 333-107802). Our common stock trades on the American Stock Exchange under the symbol "NAX". Before our initial public offering, there was no established public market for our common stock.

      As of February 23, 2005, there were 97 shareholders of record of our common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in "street name".

      We have not declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on the common stock in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Future dividends, if any, will be determined by our board of directors.

      The following table sets forth the high and low closing bid quotations for the common stock for the fiscal year ended November 30, 2004 since the initial public offering. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                        Fiscal year ended November 30, 2004
                                    High                 Low
                                    -----               -----
                   First Quarter    $5.00               $3.20
                   Second Quarter   $4.05               $2.90
                   Third Quarter    $3.10               $1.23
                   Fourth Quarter   $1.46               $0.30

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related note. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in "Risk Factors" in this Annual Report on Form 10-KSB.

OVERVIEW

      We are a golf instruction and equipment company focused on delivering a total system for improving the play of golfers of all abilities. We produce and sell instructional video tapes explaining our Natural Golf swing system, offer golf schools through a network of instructors certified to teach the Natural Golf system, and manufacture and sell golf equipment specifically developed for the golfer using the Natural Golf swing system. Our operations are split into three direct, wholly-owned subsidiaries. These subsidiaries were established based on source of revenue production:

            o Natural Golf Products Corporation for product sales generated from infomercials and other media advertising, direct mail, the Internet and telemarketing efforts,

            o     Natural  Golf  Field  Sales   Corporation  for  product  sales
                  generated from the field sales group, primarily certified instructors, and

            o Natural Golf Schools Corporation for revenue generated from golf schools and instruction.

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

      Natural Golf Field Sales primarily sells our custom-built golf clubs. Natural Golf Field Sales also sells all of our other products, but these non-equipment sales totals less than 10% of overall Natural Golf Field Sales. The certified instructors who teach for Natural Golf Schools sell golf clubs primarily to those customers who attended instruction provided through Natural Golf Schools. In addition, the instructors conduct club demonstrations to help market and sell golf clubs to existing customers in their geographical area.

      Natural Golf Schools conducts our golf school operations. It develops the school offerings and the content of the instruction, selects, trains and certifies the instructors, and arranges for sites to hold the instruction. The primary school offerings were one-day and two-day schools held in over 150 locations.

      The Company's financial statements for fiscal year 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including reporting a loss from operations of $5,788,217 for fiscal year 2004, and has a working capital deficit of $1,270,893 as of November 30, 2004.

      As contemplated in the IPO prospectus, the Company used approximately 55% of the $10.4 million in net proceeds from its December 2003 IPO to satisfy indebtedness and obligations due, and used the remaining proceeds primarily to fund major marketing initiatives during the fiscal year ended November 30, 2004. The Company's heavy investment in these marketing initiatives did not yield the results that were anticipated. As a result, the Company generated significant operating losses. In response to the lower sales volume generated, the Company has significantly reduced its overhead, including 60% of our payroll cost, in the fourth quarter of fiscal 2004 and is investigating funding options and more efficient customer acquisition channels. If substantial losses continue and/or the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

      Our financing activities resulted in net cash of $7.1 million in fiscal 2004 as we completed an IPO in December 2003. As contemplated in the prospectus, substantially all of the debt then outstanding has been repaid, using cash of $4.0 million in fiscal 2004. Also in fiscal 2004 we paid approximately $1.6 million to satisfy past due obligations to vendors. Additionally, cash was required to fund the losses generated from the current year operations. We had a working capital deficit of $1.3 million as of November 30, 2004 and a cash balance of $400 as of November 30, 2004.

      We incurred net losses of $7.4 million and $5.3 million for fiscal 2004 and 2003, respectively, and negative cash flow from operations of $7.0 million for fiscal 2004 and $0.7 million for fiscal 2003. Prior to our IPO, a substantial  portion of our  operations  was  financed by the issuance of equity instruments attached to debt financing that resulted in significant interest charges. While these were non-cash charges, they still resulted in significant expenses being reported in our Statements of Operations. The cash used in operations for fiscal 2004 and 2003 reflects $1.0 million and $1.8 million, respectively, of non-cash interest expense resulting from the amortization of debt discount and deferred financing costs related to these financing transactions. The cash used in operations for fiscal 2004 also includes $0.5 million of non-cash expenses related to the issuance of warrants to purchase 175,000 shares of common stock at an exercise price of $4.00 per share to holders of certain investor notes during the first quarter. The cash used in operations for fiscal 2003 includes $0.6 million of non-cash expenses related to the expected issuance of common stock and options in payment of talent services related to an infomercial. Although we incurred a net loss in fiscal 2003, the net change in assets and liabilities contributed positive cash flow of $1.9 million. The key reasons for this change were an increase in accounts payable and accrued expenses and a decrease in inventories in fiscal 2003, as we financed a portion of our operations by extending payments to vendors and other service providers and by reducing the level of inventory purchases due to our limited access to cash during the fiscal year.

We did not experience the improvement in the effectiveness of our major marketing initiatives that we had expected would yield enhanced cash flow results in the third quarter of fiscal 2004. Specifically, the Company did not experience an improvement in the effectiveness of its infomercial, nor the response it expected from its television series that aired in the third quarter on The Golf Channel. Therefore, in the fourth quarter we took steps to address our cash flow needs going forward. These initial steps included reducing administrative and payroll expenses, and pursuing additional financing. Profitability of our operations has been and will continue to be determined by our ability to acquire customers in a cost-effective manner and to generate sufficient follow-on sales of our products and services. We are currently investigating alternative methods and structures to acquire customers on a profitable basis. The financial viability of the Company is dependent on generating positive cash flows from operations and raising additional funds. Given the current situation, we cannot assure that we will be able to continue to satisfy our obligations as they come due or satisfy the AMEX's listing standards. Furthermore, it is likely that any financing, if available, would result in significant dilution to our existing shareholders. If losses continue and the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, and/or pursue other actions that could adversely affect future operations. These factors raise substantial doubt about the Company's ability to continue operations as a going concern.

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2004 TO FISCAL 2003

                       CONSOLIDATED FINANCIAL INFORMATION

                                                             2004                               2003
                                                  ----------------------------       ----------------------------
                                                                   % OF TOTAL                         % OF TOTAL
                                                    AMOUNT         NET REVENUE         AMOUNT         NET REVENUE
                                                  -----------      -----------       -----------      -----------
Total Net Revenue                                 $ 8,561,071            100.0%      $ 9,744,221            100.0%

Cost of Sales                                       3,216,080             37.6%        3,811,933             39.1%

Gross Profit                                        5,344,991             62.4%        5,932,288             60.9%

Selling Expense                                     6,809,686             79.5%        5,798,320             59.5%
General and Administrative Expense                  3,912,646             45.7%        2,869,427             29.4%
                                                  -----------      -----------       -----------      -----------
   Total Selling, General and Administrative       10,722,332            125.2%        8,667,747             88.9%

Depreciation and Amortization                         410,876              4.8%          275,216              2.8%

      Our net sales decreased approximately $1.2 million, or approximately 12.1%, for fiscal 2004 compared to fiscal 2003. The decrease resulted primarily from the delay in the major fiscal 2004 marketing initiatives to generate any significant amount of new customers until late June, well into the high season for golf activity in the United States and Canada. While the customer acquisition spending resulted in a $128,000 increase in net sales of initial instruction packages in fiscal 2004 compared to fiscal 2003, follow-on sales of instruction services and equipment decreased primarily because we obtained the majority of our new fiscal 2004 customers in the latter half of our third quarter. Also, because significant operating losses resulted from the customer acquisition spending in the third quarter, further marketing efforts for the fourth quarter directed at generating follow-on sales from initial instruction package buyers were extremely limited. Net sales from instruction services declined by $504,000 in fiscal 2004, as our school attendees dropped by 31%. Due to the lower amount of school attendees, combined with the timing of new customers and our limited resources to market to them, sales of equipment and related accessories also declined in fiscal 2004, by $793,000.

      Our gross profit percentage increased from 60.9% for fiscal 2003 to 62.4% for fiscal 2004. This increase was primarily attributed to the use of an extensive gift certificate promotion in fiscal 2003 in order to drive instruction and equipment sales. The comparative effects of this promotion on gross profit percentage were partially offset by higher cost of sales for equipment in the fourth quarter of fiscal 2004. In September 2004 the Company began offering Callaway Golf clubs to its customers that have been customized to meet the requirements of the Natural Golf teaching method. Sales of these clubs, which represent a significant portion of our club sales in the fourth quarter, have a lower profit margin. Sales of this line of clubs are considered significant to our future short-term revenues.

      Operating expenses increased by $2,190,000 in fiscal 2004, and increased as a percentage of net sales from 91.7% in fiscal 2003 to 130.0% for fiscal 2004. The primarily reasons for this increased percentage were the decreased sales, the $1,043,000 increase in general and administrative expenses, and the $1,011,000 increase in selling expenses in fiscal 2004. Of the $1,043,000 increase in general and administrative expenses, approximately $198,000 relates to non-cash equity charges, approximately $235,000 related to non-recurring charges due to the IPO and the severance for a former executive, and $520,000 relates to the cost to build the management team, increased fees for professional services, additional insurance for directors & officers and other expenses related to operating a public company. The $1,011,000 increase in selling expenses resulted primarily from a $1.7 million increase in media spending to generate new customers, occurring principally in the third quarter of fiscal 2004. The current year marketing plan centered on an eight-episode television series airing on The Golf Channel in primetime from late June through mid-August. Significant expenses were incurred to have infomercials and short-form television ads airing in all three months while the television series was airing. The increase in media spending was somewhat offset by a $0.5 million decrease in 2004 for infomercial production costs. While we developed a new infomercial in the first six months of fiscal 2004, the costs incurred were significantly less than production costs in 2003. Selling expenses increased as a percentage of net sales from 59.5% in fiscal 2003 to 79.5% in fiscal 2004. The primary reason for the increase was that the advertising was less effective in generating new customers. The television series in particular did not have the impact we expected in bringing in a large number of new customers. Additionally, a gift certificate promotion in 2003 generated significant sales in fiscal 2003. This promotion in 2003 had the effect of generating sales with a lower overall gross margin.

      While our depreciation expense is not significant, it increased $136,000 during fiscal 2004. This increase was mainly due to the amortization of our advanced instructional series video masters commencing in late fiscal 2003. The Company amortizes these costs using the forecast computation method, which amortizes such costs as actual revenue is earned over the estimated total expected revenues. The Company reduced the future expected revenues in fiscal 2004 based on current information.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies that file as small business issuers for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company beginning March 1, 2006. We have not yet completed our evaluation, but expect the adoption to have an effect on the financial statements similar to the pro-forma effects reported in Note 1 to our Consolidated Financial Statements.

      In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

      The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

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

                                  INCOME TAXES

      Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax asset is related primarily to our net operating loss carry-forward. We have had net losses from inception and have concluded that it is more likely than not that our deferred tax assets will not be realized and as a result, we have provided a valuation allowance for the total of our net deferred tax asset at November 30, 2004. The estimates for deferred tax assets and the corresponding valuation allowance require complex judgments. We periodically review those estimates for reasonableness. However, because the recoverability of deferred tax assets is directly dependent upon our future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

                      SEASONALITY AND ECONOMIC CONDITIONS

      Since consumers consider our products and services discretionary spending items, we may be adversely affected by a sustained economic downturn in the economy. Our second and third quarters are generally favorably affected due to the peak golf season in the United States and Canada, our primary markets.

INFLATION

      We do not believe that inflation had a material impact upon our results of operations during fiscal 2004 and 2003.

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

WE ARE CURRENTLY INSOLVENT AND WILL NOT BE ABLE TO REPAY OUR OBLIGATIONS WHEN THEY BECOME DUE WITHOUT SIGNIFICANT ADDITIONAL FUNDING. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS AS CURRENTLY CONTEMPLATED.

      As of November 30, 2004, we had a net working capital deficit of $1.3 million and a total stockholders' deficit of $.9 million. We may incur operating losses for the foreseeable future and, as a result, we will not be able to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our debt obligations, one or more of our creditors may take action to collect their debts. Some of our creditors hold security interests in our assets and any collection efforts on their behalf could impair our golf equipment manufacturing operations, network of certified instructors and our ability to fund marketing programs, which may ultimately force us to, among other things:

      o     discontinue or curtail our business operations;

      o     sell assets at unfavorable prices;

      o     refinance existing debt obligations on terms unfavorable to us; or

      o merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

      Our accountants have included a paragraph in their opinion that accompanies our audited financial statement as of November 30, 2004 indicating that our net losses and deficits raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE EXPECT TO CONTINUE TO INCUR LOSSES, AND WE MAY NEVER BECOME PROFITABLE.

      We have incurred operating losses in most of the quarters in which we have been in business. Our total stockholders' deficit through November 30, 2004 was $945,000. We expect to continue to incur losses into fiscal 2005, and we cannot be certain if or when we will become profitable.

WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON SATISFACTORY TERMS.

      We may be required to raise additional capital in the future to meet the continued listing requirements of The American Stock Exchange. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise it on acceptable terms, we may not be able to fund our marketing and promotions programs to generate sufficient new customers or adequately invest in the business to grow it profitably or maintain our listing on a nationally recognized exchange or quotation system.

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK.

      Our common stock is quoted on the American Stock Exchange ("Amex"). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of, any stock when, in the opinion of Amex, (i) the financial condition and/or operating results of an issuer appear to be unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable; (iii) the issuer has sold or otherwise disposed of its principal operating assets; or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature.

      As of February 28, 2005, we have not received any notices from AMEX notifying us that they will delist us. However, we cannot assure you that Amex will not take any actions in the near future to delist our common stock. If our common stock were delisted from the Amex, we may trade on the Over-the-Counter Bulletin Board and the market price for shares of our common stock could decline. Further, if our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

OUR AGREEMENT WITH CALLAWAY GOLF MAY BE TERMINATED.

      On February 7, 2005, Callaway Golf Company ("Callaway Golf") delivered notice to us of its intent to terminate the Custom Club Agreement (the "Agreement") entered into by Callaway Golf and the Company effective March 9, 2005, unless the Company pays outstanding sums due Callaway Golf prior to that date.

      We are continuing to explore alternatives for new equity financing or a sale of the Company, either of which might allow us to pay outstanding sums owed to Callaway Golf. If we are unable to obtain additional equity financing or complete a sale of the Company, we do not anticipate being able to satisfy these obligations in a timely manner.

ITEM 7. FINANCIAL STATEMENTS.

      The financial statements with the reports of independent registered public accounting firm, are included in this Form 10-KSB on pages F-1, et seq.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES.

      We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

      We have carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to directors and executive officers included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005 under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

      The Company has adopted a code of ethics applicable to all directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. The director code of ethics is posted on the Company's website, www.naturalgolf.com (under the "Corporate Governance" caption of the Investor Relations page) and a printed copy of either the director or employee codes of ethics will be delivered to anyone who so requests by writing to the corporate secretary at Natural Golf Corporation at 431 Lakeview Court, Mount Prospect, IL 60056. Amendments to, or waivers of, its code of ethics will be posted on its website.

ITEM 10. EXECUTIVE COMPENSATION.

      Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005 under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005 under the caption "Certain Transactions with Management and Others" is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following exhibits are filed as part of this report:

      3.1*  Amended and Restated Articles of Incorporation of Registrant

      3.2*  Amended and Restated Bylaws of Registrant

      4*    Specimen stock certificate representing Registrant's common stock

      10.2* Registrant's 2003 Stock Incentive Plan

      10.4* Form of Indemnification Agreement

      10.5* Form  of  Registrant's   Certified   Instructor   Sales/Compensation
            Agreement

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

----------
*Incorporated by reference from the Exhibits to our Registration Statement on Form SB-2 (Reg. No. 333-107802).

(b)   Reports on Form 8-K

      On November 17, 2004, the Company furnished a current report on Form 8-K in connection with the Company's entry into a material definitive agreement, the departure of a director and other FD Disclosure items.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      (1) AUDIT FEES. The aggregate fees billed by Hein & Associates LLP, the Company's independent auditors, during fiscal years 2004 and 2003 for the audits of the annual financial statements, the reviews of the quarterly financial statements included in Forms 10-Q for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for those fiscal years totaled approximately $59,000 and $142,000, respectively.

      (2) AUDIT-RELATED FEES. The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements that are not included in the "Audit Fees" described above totaled $0 for fiscal 2004 and 2003, respectively.

      (3) TAX FEES. The aggregate fees billed by Hein & Associates LLP in fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning were approximately $35,000 and $19,000, respectively, and consisted primarily of services with respect to the preparation of federal and state income tax returns, advice with regard to federal and state income tax audits and income tax planning.

      (4) ALL OTHER FEES. The aggregate fees billed by Hein & Associates LLP in fiscal 2004 and 2003, other than for the services reported in "Audit Fees," "Audit Related Fees" or "Tax Fees" described above, were $0 and $0, respectively.

      (5) AUDIT COMMITTEE APPROVAL PROCEDURES. The Company's independent auditor reports to, and is engaged at the direction of, the Audit Committee, with annual approval by the shareholders. The Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by the independent auditors to the Company and acts to assure that the independent auditors are not engaged to perform specific non-audit services proscribed by law or regulation. The Audit Committee pre-approved all fees related to the independent auditor.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GOLF CORPORATION


By:  /s/ Richard A. Magid
     -------------------------------------
         Richard A. Magid, Chief Financial
         Officer

Date:    February 28, 2005

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 28, 2005.

NAME                                 TITLE                            DATE
---------------------  --------------------------------------  -----------------


/s/ Thomas Herskovits  Chairman of the Board                   February 28, 2005
---------------------
    Thomas Herskovits


/s/ Richard A. Magid   Chief Financial Officer and Director    February 28, 2005
                       (principal financial and accounting
---------------------  officer)
    Richard A. Magid


/s/ Robert E. Baker    Director                                February 28, 2005
---------------------
    Robert E. Baker


/s/ Barry Ryan         Director                                February 28, 2005
---------------------
    Barry Ryan

                          INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

CONSOLIDATED BALANCE SHEET - November 30, 2004                               F-3

CONSOLIDATED STATEMENTS OF OPERATIONS -
   For the Years Ended November 30, 2004 and 2003                            F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT -
   For the Years Ended November 30, 2004 and 2003                            F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the Years Ended November 30, 2004 and 2003                            F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTNG FIRM

Board of Directors
Natural Golf Corporation
Mt. Prospect, IL

We have audited the accompanying consolidated balance sheet of Natural Golf Corporation and Subsidiaries as of November 30, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended November 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Golf Corporation and Subsidiaries as of November 30, 2004 and the results of their operations and their cash flows for the years ended November 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HEIN & ASSOCIATES LLP

Denver, Colorado
January 21, 2005

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS OF NOVEMBER 30, 2004

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                          $       400
    Accounts receivable                                                                67,538
    Inventories                                                                       675,954
    Prepaid expenses                                                                   33,697
                                                                                  -----------
         Total current assets                                                         777,589

PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                                         302,174
    Product masters                                                                   327,042
    Software                                                                          176,290
    Furniture and fixtures                                                             67,084
    Leasehold improvements                                                             47,804
                                                                                  -----------
         Total property and equipment                                                 920,394
    Less accumulated depreciation and amortization                                   (545,372)
                                                                                  -----------
         Property and equipment, net                                                  375,022
                                                                                  -----------
OTHER ASSETS                                                                           53,999
                                                                                  -----------
TOTAL ASSETS                                                                      $ 1,206,610
                                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current portion of capital lease obligations                                  $    71,384
    Trade accounts payable                                                            995,105
    Deferred revenue                                                                  151,403
    Accrued expenses                                                                  830,590
                                                                                  -----------
         Total current liabilities                                                  2,048,482
                                                                                  -----------
    Long-term capital lease obligations, net of current portion                       103,738
                                                                                  -----------
TOTAL LIABILITIES                                                                   2,152,220
                                                                                  -----------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)
STOCKHOLDERS' DEFICIT:
    Preferred stock, 2,000,000 and no shares authorized, none outstanding -
    Common stock, no par value, 18,000,000 shares authorized, 5,207,566 shares outstanding 21,375,596 Additional paid-in capital 3,645,254 Treasury stock, at cost (50,000) Accumulated deficit (25,916,460)
         Total stockholders' deficit                                                 (945,610)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $ 1,206,610
                                                                                  ===========

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED
                                                            NOVEMBER 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

NET SALES:
  Products                                         $  7,423,016    $  8,101,849
  Services                                            1,138,055       1,642,372
                                                   ------------    ------------
    Total net sales                                   8,561,071       9,744,221
                                                   ------------    ------------

COST OF SALES:
  Cost of products sold                               2,599,253       2,788,734
  Cost of services provided                             616,827       1,023,199
                                                   ------------    ------------
    Total cost of sales                               3,216,080       3,811,933
                                                   ------------    ------------

GROSS PROFIT                                          5,344,991       5,932,288

OPERATING EXPENSES:
  Selling expense                                     6,809,686       5,798,320
  General and administrative expense                  3,912,646       2,869,427
  Depreciation and amortization                         410,876         275,216
                                                   ------------    ------------
        Total operating costs                        11,133,208       8,942,963
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (5,788,217)     (3,010,675)
                                                   ------------    ------------

OTHER  EXPENSE:
  Interest expense                                   (1,569,464)     (2,267,711)
  Other expense, net                                    (24,217)        (25,085)
                                                   ------------    ------------
        Total other expense, net                     (1,593,681)     (2,292,796)
                                                   ------------    ------------

NET LOSS                                           $ (7,381,898)   $ (5,303,471)
                                                   ============    ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)      $      (1.46)   $      (2.18)
                                                   ============    ============

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
    (BASIC AND DILUTED)                               5,039,585       2,433,360
                                                   ============    ============

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                                                                 COMMON
                                                                                                 STOCK
                                                     COMMON                      ADDITIONAL        AND
                                                     SHARES         COMMON        PAID-IN        OPTIONS
                                                  OUTSTANDING       STOCK         CAPITAL        ISSUABLE
                                                  ------------   ------------   ------------   ------------
BALANCES, December 1, 2002                           2,265,838   $  8,714,682   $    626,932   $         --
   Payment of note principal and interest              247,666      1,383,194             --             --
   Settlement of compensation claim                      7,750         31,000             --             --
   Discount on debentures due to issuance of
     detachable warrants and beneficial
     conversion feature                                     --             --      2,019,087             --
   Discount on investor notes due to
     issuance of detachable warrants                        --             --         52,209             --
   Options issued in connection with
     marketing consulting agreement                         --             --         18,600             --
   Warrants issued in connection with
     endorsement agreement                                  --             --          7,000             --
   Warrants issued to placement agent in
     connection with debenture offerings                    --             --        134,271             --
   Common stock and options to be issued for
     infomercial talent                                     --             --             --        599,500
   Warrants issued to debenture holders to
     extend maturity date                                   --             --         66,700             --
   Imputed interest on advances from
     directors                                              --             --         16,250             --
   Net loss                                                 --             --             --             --
                                                  ------------   ------------   ------------   ------------

BALANCES, November 30, 2003                          2,521,254     10,128,876      2,941,049        599,500
   Initial public offering                           2,500,000     10,438,972             --             --
   Payment of interest on notes                         61,312        245,248             --             --
   Payment for infomercial talent                      125,000        562,500             --       (562,500)
   Employee compensation relating to options
     issued                                                 --             --        132,450             --
   Employee compensation relating to
     restricted share grant                                 --             --         66,000             --
   Compensation relating to options issued
     for consulting agreement                               --             --         17,300             --
   Warrants issued to holders of investor
     notes                                                  --             --        474,250             --
   Warrants issued in conjunction with leases -             --             --         14,205             --
   Adjustment to common stock and options to
     be issued for infomercial talent                       --             --             --        (37,000)
   Net loss                                                 --             --             --             --
                                                  ------------   ------------   ------------   ------------

BALANCES, November 30, 2004                          5,207,566   $ 21,375,596   $  3,645,254   $         --
                                                  ============   ============   ============   ============



                                                                                     TOTAL
                                                  TREASURY       ACCUMULATED     STOCKHOLDERS'
                                                    STOCK          DEFICIT         DEFICIT
                                                 ------------    ------------    ------------
BALANCES, December 1, 2002                       $    (50,000)   $(13,231,091)   $ (3,939,477)
   Payment of note principal and interest                  --              --       1,383,194
   Settlement of compensation claim                        --              --          31,000
   Discount on debentures due to issuance of
     detachable warrants and beneficial
     conversion feature                                    --              --       2,019,087
   Discount on investor notes due to
     issuance of detachable warrants                       --              --          52,209
   Options issued in connection with
     marketing consulting agreement                        --              --          18,600
   Warrants issued in connection with
     endorsement agreement                                 --              --           7,000
   Warrants issued to placement agent in
     connection with debenture offerings                   --              --         134,271
   Common stock and options to be issued for
     infomercial talent                                    --              --         599,500
   Warrants issued to debenture holders to
     extend maturity date                                  --              --          66,700
   Imputed interest on advances from
     directors                                             --              --          16,250
   Net loss                                                --      (5,303,471)     (5,303,471)
                                                 ------------    ------------    ------------

BALANCES, November 30, 2003                           (50,000)    (18,534,562)     (4,915,137)
   Initial public offering                                 --              --      10,438,972
   Payment of interest on notes                            --              --         245,248
   Payment for infomercial talent                          --              --              --
   Employee compensation relating to options
     issued                                                --              --         132,450
   Employee compensation relating to
     restricted share grant                                --              --          66,000
   Compensation relating to options issued
     for consulting agreement                              --              --          17,300
   Warrants issued to holders of investor
     notes                                                 --              --         474,250
   Warrants issued in conjunction with leases -            --              --          14,205
   Adjustment to common stock and options to
     be issued for infomercial talent                      --              --         (37,000)
   Net loss                                                --      (7,381,898)     (7,381,898)
                                                 ------------    ------------    ------------

BALANCES, November 30, 2004                      $    (50,000)   $(25,916,460)   $   (945,610)
                                                 ============    ============    ============

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED
                                                                                         NOVEMBER 30,
                                                                                 ----------------------------
                                                                                         2004            2003
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $ (7,381,898)   $ (5,303,471)
      Non-cash items included in net loss:
          Depreciation and amortization                                               410,876         275,215
          Amortization of debt discount/deferred financing costs                    1,013,772       1,763,183
           Imputed interest on director's advances                                         --          16,250
           Provision for doubtful accounts                                              4,997          (6,500)
         Warrants issued to holders of investor notes                                 474,250              --
          Employee compensation related to options and restricted share grants        198,450              --
          Compensation related to warrants and options issued for services             17,300          25,600
          Common stock and options to be issued for infomercial talent                (37,000)        599,500
          Common stock issued to settle compensation claim                                 --          31,000
    Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                                          (23,004)           (265)
         Inventories                                                                   28,941         350,074
         Prepaid expenses, deposits and other                                            (578)         95,247
      Increase (decrease) in liabilities:
         Accounts payable                                                            (705,205)        526,761
         Deferred revenue                                                             (70,769)       (184,509)
         Accrued expenses                                                            (888,017)      1,126,381
                                                                                 ------------    ------------
        Net cash used in operating activities                                      (6,957,885)       (685,534)
                                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash purchases of property and equipment                                         (151,386)             --
    Increase in product masters                                                       (37,592)       (375,627)
                                                                                 ------------    ------------
         Net cash used in investing activities                                       (188,978)       (375,627)
                                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         10,931,188              --
    Proceeds from notes issued                                                        114,958         559,100
    Proceeds from debentures issued                                                        --       1,663,683
    Proceeds from equipment lease                                                     103,624              --
    Payments on notes payable                                                      (4,002,907)       (449,315)
    Debt issue costs incurred                                                              --        (220,091)
    Stock offering costs incurred                                                          --        (492,216)
                                                                                 ------------    ------------
         Net cash provided by financing activities                                  7,146,863       1,061,161
                                                                                 ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                            --              --
CASH , at beginning of period                                                             400             400
                                                                                 ------------    ------------
CASH , at end of period                                                          $        400    $        400
                                                                                 ============    ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                     $    240,362    $    152,630
                                                                                 ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of notes to secured debentures                                    $         --    $    905,000
                                                                                 ============    ============
    Stock issued in payment of notes and accrued interest                        $    245,248    $  1,383,194
                                                                                 ============    ============
    Debt discount                                                                $         --    $  2,071,296
                                                                                 ============    ============
    Warrants issued in payment of financing costs                                $     14,205    $    200,971
                                                                                 ============    ============
    Computer equipment purchased through capital lease                           $     41,376    $         --
                                                                                 ============    ============

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STAEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Nature of Operations - The Company is a golf instruction company that provides a total system for playing better golf, including a grip, stance, swing and equipment different from conventional golf systems. Most of the Company's revenue is derived from three sources: selling instructional products, including videotapes, DVDs, books, practice devices and accessories; conducting golf schools in over 200 major markets in the United States; and selling custom-fitted golf clubs specially designed for the Natural Golf swing.

      Principles of Consolidation - The consolidated financial statements include the accounts of Natural Golf Corporation and its three wholly owned subsidiaries, Natural Golf Products Corporation, Natural Golf Field Sales Corporation and Natural Golf Schools Corporation (collectively referred to as the "Company"). All significant inter-company accounts and transactions have been eliminated.

      Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Receivables and Credit Policies - Normally the Company requires customer payment at the time of sale. In connection with certain promotions, however, the Company offers a deferred financing arrangement where up to three monthly payments can be made. Trade receivables primarily consist of obligations under these deferred arrangements, are uncollateralized and do not bear interest. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectable. As of November 30, 2004, accounts receivable are net of an allowance for doubtful accounts of $12,500.

      Inventories - Inventories are valued at the lower of cost or market. The Company values all inventories utilizing the first-in, first-out method. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventories consist of the following at November 30, 2004:

            Components - unassembled golf club parts      $ 516,128
            Finished goods                                  218,926
                                                          ---------
                                                            735,054
            Reserve                                         (59,100)
                                                          ---------

            Net inventories                               $ 675,954
                                                          =========

      Property and Equipment - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets ranging from three to seven years using the straight-line method of depreciation. Leasehold improvements are stated at cost and amortized over the remaining life of the lease, using the straight-line method. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. Upon the disposition of assets, the related cost and accumulated depreciation are removed from the books and the realized gain or loss, if any, is recognized in the year of the disposition.

      Costs incurred to produce product masters are capitalized. Product masters are principally comprised of production masters for our instructional materials, including videotapes, DVDs, books and related packaging. During fiscal 2004 and 2003 the Company incurred costs of $37,592 and $375,627 respectively for its product masters. The Company amortizes these costs using the forecast computation method, which amortizes such costs as actual revenue is earned over the estimated total expected revenues. The Company continues to modify future expected revenues based on additional information as it becomes available. Amortization expense related to the video product masters during fiscal 2004 and 2003 was $330,654 and $153,270, respectively. The unamortized costs of the video product masters were $110,840 and $403,901 at November 30, 2004 and 2003, respectively.

      Deferred Financing Costs - The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt agreements. Amortization expense for deferred financing costs was $265,319 and $380,743 for fiscal 2004 and 2003, respectively.

      Accrued Expenses - Accrued expenses consist of the following as of November 30, 2004:

            Advertising                                             $192,878
            Payroll and commissions                                  131,375
            Reserve for credit card rewards and gift certificates    133,398
            Reserve for taxes                                        238,137
            Other                                                    134,802
                                                                    --------

                                                                    $830,590

      Revenue Recognition and Sales Incentives - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

      The Company recognizes revenue from product sales when risk of loss for and title to its products pass to the buyer. Generally, both risk of loss and title pass to the Company's customers at the date of shipment via common carrier. The Company also offers the right of return for certain products, for which the Company estimates a return allowance. The Company recognizes revenue from golf instruction services when those services have been performed. Deferred revenue represents customer prepayments, which are recognized as revenue when product is shipped, or when the golf instruction services have been rendered to the attending customer. Generally, the Company receives payment from its customers prior to or at the time the product is shipped or the service is rendered.

      The Company offers sales incentives to customers from time to time. Cash incentives such as discounts or instant rebates are included in the determination of net sales. Company gift certificates or gift cards issued to customers at the time of sale for another product or service are included in the determination of cost of sales. The cost of incentives is recognized at the later of the date at which the related sale is recognized or the date at which the incentive is offered.

      Advertising Costs - Advertising costs for the Company are expensed as incurred, including costs to produce infomercials, television commercials and print advertisements. Advertising charged to expense during fiscal 2004 and 2003 was $4,168,830 and $2,948,763, respectively.

      Research and Development - The costs associated with research and development for new products and significant product improvements are expensed as incurred. Research and development expense for fiscal 2004 and 2003 was $107,000 and $78,000 respectively. These costs were primarily for new golf club design and related tooling.

      Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For fiscal 2004 and 2003, the Company's comprehensive loss was the same as its net loss.

      Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. Following the guidance of APB 25, $132,450 of compensation expense has been recognized in the consolidated financial statements for fiscal 2004. Had compensation costs for the Company's 2003 Stock Incentive Plan been determined based on the fair value at the date of grant for awards under this plan consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, then the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                               2004             2003
                                                                         -------------    -------------
            Net loss - as reported                                       $  (7,381,898)   $  (5,303,471)
               Stock-based compensation included in reported net loss          132,450               --
               Stock-based compensation per SFAS 123                        (1,148,952)              --
                                                                         -------------    -------------

            Net loss applicable to common stock - pro forma              $  (8,398,400)   $  (5,303,471)
                                                                         =============    =============

            Basic and Diluted:
              Loss per share - as reported                               $       (1.46)   $       (2.18)
              Per share effect of stock-based compensation included
                   in reported net loss                                            .03               --
              Per share effect per SFAS 123                                      (0.23)              --
                                                                         -------------    -------------

            Loss per share applicable to common stock - pro forma        $       (1.66)   $       (2.18)
                                                                         =============    =============

      The Company accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants and similar instruments that are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option-pricing model using the criteria set forth in SFAS No. 123.

      Income Taxes - The Company follows Financial Accounting Standard (FAS) 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax (benefit) expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Net Income (Loss) Per Share - Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to losses incurred, basic and diluted earnings per share were the same. Common stock equivalents, which are comprised of issuable securities, options, warrants and convertible debentures and notes of 2,139,215 and 1,697,667 as of November 30, 2004 and 2003, respectively, have been omitted from earnings per share.

      Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include sales returns, inventory reserves and valuation allowances associated with deferred tax assets. It is reasonably possible that estimates will change in the forthcoming year and revisions could be material.

      Financial Instruments - The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of these instruments.

      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

      Concentrations of Supply - During fiscal 2004 approximately 70% of the Company's inventories were purchased from four major suppliers. One of these major suppliers has threatened to discontinue the production of a certain line of golf clubs due to a lack of payment. Sales of this line of clubs are considered significant to the Company's future short-term revenues.

      Recent Pronouncements - In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies that file as small business issuers for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning March 1, 2006. The Company has not yet completed their evaluation, but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

      In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

      The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

2. LIQUIDITY AND CONTINUING OPERATIONS:

      The Company's financial statements for the year ended November 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including a loss from operations of $5.8 million for fiscal 2004, and has a working capital deficit of $1.3 million as of November 30, 2004.

      As contemplated in the Initial Public Offering ("IPO") prospectus, the Company used approximately 55% of the $10.4 million in net proceeds from its December 2003 IPO to satisfy indebtedness and obligations due, and used the remaining proceeds primarily to fund major marketing initiatives during fiscal 2004. The Company's heavy investment in these marketing initiatives did not yield the results that were anticipated. As a result, the Company generated significant operating losses. In response to the lower sales volume generated, the Company has significantly reduced its overhead, including employees, in the fourth quarter of fiscal 2004 and is investigating funding options and more efficient customer acquisition channels. Also, subsequent to fiscal 2004, a significant supplier has threatened discontinuing the production of a certain line of golf clubs, which is considered significant for short-term revenues. If substantial losses continue and/or the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company's ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE AND LONG-TERM DEBT:

      As contemplated in the IPO prospectus, a portion of the proceeds from the IPO was used to pay debt obligations. As of November 30, 2003, there was debt outstanding of $3,168,244, net of unamortized discount of $748,453. During December 2003, the Company borrowed an additional $114,958 from an officer and director. Substantially all of these balances were repaid in fiscal 2004.

      In connection with the payment of interest on certain notes payable, 61,312 shares of common stock were issued to noteholders during fiscal 2004.

      In the fourth quarter of fiscal 2004, the Company leased $145,000 of computer equipment and software under a new $250,000 lease line of credit. This lease requires 36 monthly payments of $4,900. The Company granted to the lessor a security interest in all of the Company's equipment, inventory and accounts receivable to secure payment on the lease. In consideration of the option to prepay the lease, the Company granted warrants to purchase 23,420 shares of its common stock at a purchase price of $1.50 per share. The terms of this lease meet certain criteria that require the lease to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases", with the related equipment and software being recorded in property and equipment, along with an offsetting amount recorded as a liability.

      As of November 30, 2004, future minimum lease payments under capital leases are as follows:

                    2005                                     $  89,950
                    2006                                        69,956
                    2007                                        45,718
                                                             ---------
                    Total payments                             205,624
                    Less imputed interest                      (30,502)
                                                             ---------

                    Balance as of November 30, 2004          $ 175,122
                                                             =========

4. STOCKHOLDERS' DEFICIT:

      On December 17, 2003, the Company completed an IPO of 2.5 million shares of common stock at $5.00 per share. The net proceeds from the stock offering, after deducting underwriting fees and offering expenses, were $10,439,000. The proceeds have been used to pay outstanding obligations, develop new infomercials and other advertisements, fund advertising and promotion campaigns and for working capital and other general purposes.

      In connection with the closing of the stock offering, the Company issued to its underwriter five-year warrants to purchase 250,000 shares of common stock at an exercise price of $8.25 per share.

      The Company's 2003 Stock Incentive Plan (the "2003 Plan") was adopted by the Board of Directors on August 4, 2003 and approved by the Company's stockholders on August 22, 2003. The 2003 Plan provides for the grant of stock options, restricted stock and stock appreciation rights. The Company has reserved 900,000 shares of common stock to be issued under the 2003 Plan. No awards can be made under the Plan after July 1, 2013. During fiscal 2004 options for 875,100 were granted at an average price of $3.25 under the Plan and options for 39,800 expired at an average price of $3.20. The following summarizes the options outstanding as of November 30, 2004:

                        Per Share
                        Number of    Exercise
                         Options      Price       Expiration Date
                         -------      -----       ---------------

                          94,000      $0.37             2011
                         451,300      $3.20             2011
                          35,000      $3.25             2011
                         155,000      $4.00             2010
                         100,000      $5.00             2010
                      ----------

                         835,300       $3.25
                      ==========       =====

            Of the options granted, 165,000 were granted with an exercise price below the market price of the stock at a fair value of $443,050, 610,100 with an exercise price equal to the market price of the stock at a fair value of $900,210, and 100,000 with an exercise price above the market price of the stock at a fair value of $246,000.

            In connection with an employment agreement, an officer of the Company was to be granted 100,000 shares of restricted stock under the Plan that were valued at $500,000 and was to vest over a two-year period. The agreement was amended in the first quarter of fiscal 2004 to cancel this issuance of stock before the shares were issued. Accordingly, the Company recognized a non-cash compensation charge of approximately $66,000 to reflect compensation expense for the period before the agreement was amended.

            As of November 30, 2003, the Company had reserved for the issuance of options to purchase 75,000 shares exercisable at $10.00 per share and 115,000 shares of common stock to certain individuals that participated in the Company's infomercial. The Company had previously accrued a liability in connection with these shares. During the second quarter of fiscal 2004, the agreements were amended so that a total of 125,000 shares were issued and the obligations to issue options were cancelled. In connection with these amendments, a $37,000 reduction in expense relating to this compensation was recognized in the second quarter of fiscal 2004.

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

      In addition to the options issued under the Plan, the following summarizes warrants issued and outstanding as of November 30, 2004:

                                 Per Share
                Number of        Exercise
                Warrants          Price         Expiration Date
                --------          -----         ---------------
                 80,733            $0.01              2007
                 23,420            $1.50              2011
                949,762            $4.00       2007 through 2008
                250,000            $8.25              2008
             ----------

              1,303,915
              =========

5. INCOME TAXES:

        The Company's actual effective tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows for the periods ended:

                                                                            November 30,
                                                                          ---------------
                                                                          2004       2003
                                                                          ----       ----
            Statutory rate                                               (34.0)%    (34.0)%
            State income taxes, net of Federal income tax benefit         (3.0)%     (3.3)%
            Non-cash interest expense and other permanent differences      7.5%       9.5%
            Increase (reduction) in valuation allowance related to        27.8%      29.5%
                net operating loss carryforwards and change in          ------     ------
                temporary differences                                        0%         0%
                                                                        ======     ======

      The components of the net deferred tax asset recognized as of November 30, 2004 are as follows:

            Deferred tax assets (liabilities):
                Current -
                    Inventory reserve                  $    22,000
                    Vacation accrual                        16,000
                    Allowance for sales returns              6,000
                    Allowance for doubtful accounts          5,000
                Non-current -
                    Net operating loss carryforwards     7,868,000
                    Options and warrants                   155,000
                    Property and equipment                  24,000

                Valuation allowance                     (8,096,000)
                                                       -----------

                    Net deferred tax asset             $        --
                                                       ===========

      The valuation allowance was $5,916,000 at November 30, 2003 and increased by $2,180,000 for the year ended November 30, 2004.

      At November 30, 2004, the Company has approximately $21,220,000 available in net operating loss carryforwards which expire from 2006 to 2022. The benefit of the net operating loss carryforwards to offset future taxable income may be subject to reduction or limitation as a result of limitations relating to a 50% change in ownership in the past three years.

6. COMMITMENTS:

      Operating Leases - The Company leased office and warehouse facilities under an operating lease agreement that expired November 30, 2004. A new facility was leased under an agreement that expires December 31, 2005 and provides both parties to the lease the right to terminate the agreement early. From October 1, 2002 through June 2004, the Company had been sub-leasing a portion of its office space to a company owned by an officer and director of the Company. Income from this sub-lease totaled $24,000 and $42,000 in fiscal 2004 and 2003, respectively. Total rent expense, net of this sub-lease income, was approximately $215,000 and $199,000 for fiscal 2004 and 2003, respectively. Minimum future base rental payments are $106,000 in fiscal 2005.

      Purchase Commitments - The Company has outstanding purchase commitments for inventory components for $133,000. The Company anticipates taking possession of these items during 2005.

      Employee Relations - During the fourth quarter of 2004, the Company substantially reduced costs by terminating a significant number of employees. Salaries for certain remaining employees were also reduced. The Board of Directors retained the right to declare employee bonuses in the future. No amounts have been accrued for bonuses as of November 30, 2004.

7. RETIREMENT PLAN:

      The Company adopted a 401(k) retirement plan effective August 1, 1999 that covers substantially all employees with at least 30 days of service. Employees may contribute their eligible compensation to the plan, subject to the limits of Section 401(k) of the Internal Revenue Code. The Company is not required to make any contributions to the plan. No contributions were made to the plan for fiscal 2004 or 2003.

8. BUSINESS SEGMENTS:

      The Company has identified its principal business segments as follows: sale of products generated in the field (Natural Golf Field Sales); sale of products through advertising and telemarketing (Natural Golf Products); and conducting golf instruction (Natural Golf Schools). The Company's reportable segments are strategic business units that offer different products/services, are managed separately, and require different marketing strategies. The Company evaluates performance based on results from operations before income taxes not including nonrecurring gains and losses.

                                                                                2004           2003
                                                                            -----------    -----------
      REVENUE FROM EXTERNAL CUSTOMERS:
          Natural Golf Products                                             $ 5,132,414    $ 5,527,537
          Natural Golf Field Sales                                            2,290,602      2,574,312
          Natural Golf Schools                                                1,138,055      1,642,372
          Corporate                                                                  --             --
                                                                            -----------    -----------
               Total revenue from external customers                        $ 8,561,071    $ 9,744,221
                                                                            ===========    ===========
      REVENUE FROM OTHER OPERATING SEGMENTS, ELIMINATED IN CONSOLIDATION:
          Natural Golf Products                                             $   116,050    $   162,961
          Natural Golf Field Sales                                                3,771          5,094
          Natural Golf Schools                                                       --             --
          Corporate                                                           4,236,429      4,519,900
                                                                            -----------    -----------
               Total revenue from other operating segments                  $ 4,356,250    $ 4,687,955
                                                                            ===========    ===========
      OPERATING INCOME (LOSS):
          Natural Golf Products                                             $(4,163,199)   $(2,192,383)
          Natural Golf Field Sales                                             (445,832)      (611,835)
          Natural Golf Schools                                                 (810,063)      (811,596)
          Corporate                                                            (369,123)       605,139
                                                                            -----------    -----------
               Total operating loss                                         $(5,788,217)   $(3,010,675)
                                                                            ===========    ===========
      INTEREST EXPENSE:
          Natural Golf Products                                             $        --    $        --
          Natural Golf Field Sales                                                   --             --
          Natural Golf Schools                                                    1,468             11
          Corporate                                                           1,567,996      2,267,700
                                                                            -----------    -----------
               Total interest expense                                       $ 1,569,464    $ 2,267,711
                                                                            ===========    ===========
      DEPRECIATION AND AMORTIZATION:
          Natural Golf Products                                             $        --    $        --
          Natural Golf Field Sales                                                   --             --
          Natural Golf Schools                                                      965            966
          Corporate                                                             409,911        274,250
                                                                            -----------    -----------
               Total depreciation and amortization                          $   410,876    $   275,216
                                                                            ===========    ===========
      IDENTIFIABLE ASSETS:
          Natural Golf Products                                             $     3,313    $    28,238
          Natural Golf Field Sales                                               44,481          2,215
          Natural Golf Schools                                                    1,206          2,172
          Corporate                                                           1,157,610      2,106,819
                                                                            -----------    -----------
               Total identifiable assets                                    $ 1,206,610    $ 2,139,444
                                                                            ===========    ===========

      EXPENDITURES FOR LONG-LIVED ASSETS:
          Natural Golf Products                                             $        --    $        --
          Natural Golf Field Sales                                                   --             --
          Natural Golf Schools                                                       --             --
          Corporate                                                             188,978        375,627
                                                                            -----------    -----------
               Total expenditures for long lived assets                     $   188,978    $   375,627
                                                                            ===========    ===========