Form 10QSB
period 2005-02-28
NATURAL GOLF CORP
filed 2005-04-19
CIK 1039387

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              FEBRUARY 28, 2005
                               ----------------------------------------
Commission File Number:  0-23400

                            NATURAL GOLF CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Illinois                                    36-3745860
     -------------------------------                   -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


           431 Lakeview Court, Suite B, Mount Prospect, Illinois 60056
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (847) 321-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

            1200 East Business Center Drive, Mount Prospect, IL 60056
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes ___   No _X_

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 19, 2005 was 5,288,299.

NATURAL GOLF CORPORATION

INDEX

                                                                                    Page
Part I    Financial Information (unaudited)

          Item 1.  Condensed Financial Statements

                   Consolidated Condensed Balance Sheets at February 28, 2005
                         and November 30, 2004                                        3

                   Consolidated Condensed Statements of Operations for the
                         Three Months Ended February 28, 2005 and February 29, 2004   4

                   Consolidated Condensed Statements of Cash Flows for the Three
                        Months Ended February 28, 2005 and February 29, 2004          5

                   Notes to Consolidated Condensed Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                          10

          Item 3.  Controls and Procedures
                                                                                     13

Part II   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                  14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 February 28,     November 30,
                                                                                    2005              2004
                                                                                ------------     ------------
                                      ASSETS                                    (unaudited)           *
Current Assets:
    Cash                                                                        $        400     $        400
    Accounts receivable, net                                                          19,496           67,538
    Inventories                                                                      565,092          675,954
    Prepaid expenses                                                                  24,599           33,697
                                                                                ------------     ------------
         Total current assets                                                        609,587          777,589

Property and equipment, net (see Note 5)                                             191,567          375,022

Other Assets                                                                          52,935           53,999
                                                                                ------------     ------------

Total Assets                                                                    $    854,089     $  1,206,610
                                                                                ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Current portion of lease obligations                                        $     70,193     $     71,384
    Trade accounts payable                                                           947,230          995,105
    Deferred revenue                                                                 236,824          151,403
    Accrued expenses:
       Advertising                                                                   192,878          192,878
       Reserve for credit card rewards and gift certificates                         177,454          133,398
       Payroll and commissions                                                       131,190          131,375
       Reserve for taxes                                                             238,137          238,137
       Other                                                                         100,011          134,802
                                                                                ------------     ------------
         Total current liabilities                                                 2,093,917        2,048,482

    Long-term lease obligations, net of current portion                               85,635          103,738
                                                                                ------------     ------------

Total Liabilities                                                                  2,179,552        2,152,220

Stockholders' Equity (Deficit):
    Preferred stock, 2,000,000 shares authorized, none issued or outstanding              --               --
    Common stock, no par value, 18,000,000 shares authorized, 5,288,299 and
       5,207,566 shares outstanding in 2005 and 2004, respectively                21,699,335       21,375,596
    Additional paid-in capital                                                     3,342,722        3,645,254
    Treasury stock, at cost                                                          (50,000)         (50,000)
    Accumulated deficit                                                          (26,317,520)     (25,916,460)
                                                                                ------------     ------------

         Total stockholders' (deficit)                                            (1,325,463)        (945,610)
                                                                                ------------     ------------

Total Liabilities and Stockholders' Equity (Deficit)                            $    854,089     $  1,206,610
                                                                                ============     ============

* Amounts have been derived from the audited financial statements for the year ended November 30, 2004.

  See accompanying notes to these consolidated condensed financial statements.

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                     ----------------------------
                                                                     February 28,    February 29,
                                                                         2005            2004
                                                                     -----------     -----------
Net sales                                                            $   942,503     $ 1,370,710

Cost of sales                                                            463,139         524,629
                                                                     -----------     -----------

   Gross profit                                                          479,364         846,081

Operating expenses:
  Selling expenses                                                       258,269       1,048,415
  General and administrative expense                                     422,509       1,253,425
  Depreciation and amortization                                           33,575          59,439
  Impairment of property and equipment                                   150,000
                                                                                     -----------
        Total operating costs                                            864,353       2,361,279
                                                                     -----------     -----------

Loss from operations                                                    (384,989)     (1,515,198)
                                                                     -----------     -----------

Other expense, primarily interest                                        (16,071)     (1,502,744)
                                                                     -----------     -----------

Net loss                                                             $  (401,060)    $(3,017,942)
                                                                     ===========     ===========

Net loss per common share (basic and diluted)                        $     (0.08)    $     (0.65)
                                                                     ===========     ===========

Weighted-average number of shares outstanding (basic and diluted)      5,218,331       4,632,225
                                                                     ===========     ===========


  See accompanying notes to these consolidated condensed financial statements.

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                 -----------------------------
                                                                                 February 28,     February 29,
                                                                                     2005             2004
                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $   (401,060)    $ (3,017,942)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Non-cash items included in net loss:
         Depreciation and amortization                                                 33,576           59,439
         Impairment of property and equipment                                         150,000               --
         Amortization of debt discount/deferred financing costs                         1,182          967,732
         Provision for doubtful accounts                                              (10,197)          (4,500)
         Options issued to consultant                                                  20,400               --
         Warrants issued to holders of investor notes                                      --          474,250
         Employee compensation related to options and restricted share grants              --          190,750
    Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                                           58,239           14,128
         Inventories                                                                  110,862            3,929
         Prepaid expenses                                                               9,098       (1,316,790)
         Deposits                                                                        (240)             537
      Increase (decrease) in liabilities:
         Accounts payable                                                             (47,875)      (1,377,663)
         Deferred revenue                                                              85,421           32,494
         Accrued expenses                                                               9,080         (604,093)
                                                                                 ------------     ------------
        Net cash provided by (used in) operating activities                            18,486       (4,577,729)
                                                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash purchases of property and equipment                                               --          (13,195)
                                                                                 ------------     ------------
         Net cash used in investing activities                                             --          (13,195)
                                                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                 --       10,931,188
    Proceeds from notes issued                                                             --          114,958
    Proceeds from exercise of warrants                                                    807               --
    Payments on notes payable & capital leases                                        (19,293)      (3,191,999)
                                                                                 ------------     ------------
         Net cash provided by (used in) financing activities                          (18,486)       7,854,147
                                                                                 ------------     ------------
NET CHANGE IN CASH                                                                         --        3,263,223
CASH , at beginning of period                                                             400              400
                                                                                 ------------     ------------
CASH , at end of period                                                          $        400     $  3,263,623
                                                                                 ============     ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                     $      6,053     $    213,094
                                                                                 ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued in payment of notes and accrued interest                        $         --     $    245,248
                                                                                 ============     ============


  See accompanying notes to these consolidated condensed financial statements.

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.      BASIS OF PRESENTATION AND ORGANIZATION DESCRIPTION:

        Presentation - The accompanying unaudited interim consolidated condensed financial statements of Natural Golf Corporation and its subsidiaries (collectively referred to as the "Company") were prepared under the rules and regulations for reporting on Form 10-QSB. Accordingly, they do not include some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our annual report on Form 10-KSB for the year ended November 30, 2004. The accompanying balance sheet at November 30, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the consolidated condensed financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

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

        Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. Following the guidance of APB 25, $0 and $124,750 of compensation expense have been recognized in the consolidated condensed financial statements for the three months ended February 28, 2005 and February 29, 2004, respectively. Had compensation costs for the Company's 2003 Stock Incentive Plan been determined based on the fair value at the date of grant for awards under this plan consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, then the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                ----------------------------
                                                                  Feb. 28,        Feb. 29,
                                                                    2005            2004
                                                                -----------     ------------
  Net loss - as reported                                        $  (401,060)    $ (3,017,942)
     Stock-based compensation included in reported net loss              --          124,750
     Stock-based compensation per SFAS 123                            8,793         (762,084)
                                                                -----------     ------------
  Net loss applicable to common stock - pro forma               $  (392,267)    $ (3,655,276)
                                                                -----------     ------------
  Basic and Diluted:
    Loss per share - as reported                                $     (0.08)    $      (0.65)
    Per share effect of stock-based compensation included in
        reported net loss                                                --             0.03
    Per share effect per SFAS 123                                        --            (0.17)
                                                                -----------     ------------
  Loss per share applicable to common stock - pro forma         $     (0.08)    $      (0.79)
                                                                -----------     ------------

2.     LIQUIDITY AND CONTINUING OPERATIONS:

       The Company has historically reported net losses, including reporting a loss from operations of $384,989 and $5,788,217 for the three months
       ended   February  28,  2005  and  the  year  ended   November  30,  2004,
       respectively, and has a working capital deficit of $1,484,330 as of February 28, 2005.

       In response to the losses generated, the Company has significantly reduced its overhead, including employees, in the fourth quarter of fiscal 2004 and is investigating funding options and more efficient customer acquisition channels. Also, during the first quarter a significant supplier has discontinued the production of a certain line of golf clubs, which is considered significant for short-term revenues. If substantial losses continue and/or the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company's ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, other than the impairment of property and equipment noted in note 5.

3.     STOCKHOLDERS' DEFICIT:

       The Company has reserved 900,000 shares of common stock to be issued under the Company's 2003 Stock Incentive Plan. During the three months ended February 28, 2005, options for 60,000 shares were granted under the Plan, and 155,500 expired. The following summarizes the 739,800 that remain outstanding as of February 28, 2005:

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                  Number of
                   Exercise          Per Share
                   Options             Price             Expiration Date
               -----------------  -----------------   ----------------------

                      60,000             $0.01                2011
                      94,000             $0.37                2011
                     345,800             $3.20                2011
                      35,000             $3.25                2011
                     155,000             $4.00                2010
                      50,000             $5.00                2010
               -------------
                     739,800
               =============

        In addition to options issued under the Plan, the following table summarizes warrants issued and outstanding as of February 28, 2005, reflecting warrants for 80,733 shares exercised during the three months ended February 28, 2005:

                                       Per Share
                    Number of          Exercise
                     Warrants            Price             Expiration Date
                 -----------------  -----------------   ----------------------

                        23,420          $1.50                    2011
                       949,762          $4.00             2007 through 2008
                       250,000          $8.25                   2008
                 -------------
                     1,223,182
                 =============

        Basic net loss per share is based upon the net loss and upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options, and stock warrants, only in the periods presented in which such effect would have been dilutive. Diluted net loss per share is not presented separately, as the effect of the common share equivalents is anti-dilutive for each of the periods presented. Accordingly, diluted net loss per share is the same as basic net loss per share. Common stock equivalents, which are composed of issuable securities, options, warrants and convertible debentures and notes of 1,962,982 shares and 2,220,522 shares as of February 28, 2005 and February 29, 2004, respectively, have been omitted from earnings per share.

                    NATURAL GOLF CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


4.       BUSINESS SEGMENTS:

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

                                                             THREE MONTHS ENDED
                                                        ---------------------------
                                                        FEBRUARY 28,    FEBRUARY 29,
                                                            2005           2004
                                                        -----------     -----------
   NET SALES FROM EXTERNAL CUSTOMERS:
       Natural Golf Products                            $   547,882     $   886,572
       Natural Golf Field Sales                             270,877         306,865
       Natural Golf Schools                                 123,744         177,273
       Corporate                                                 --              --
                                                        -----------     -----------
            Total revenue from external customers       $   942,503     $ 1,370,710
                                                        ===========     ===========
   OPERATING INCOME (LOSS):
       Natural Golf Products                            $  (144,257)    $  (661,329)
       Natural Golf Field Sales                             (62,173)       (172,749)
       Natural Golf Schools                                 (75,807)       (207,563)
       Corporate                                           (102,752)       (473,557)
                                                        -----------     -----------
            Total operating income (loss)               $  (384,989)    $(1,515,198)
                                                        ===========     ===========
   EXPENDITURES FOR LONG-LIVED ASSETS:
       Natural Golf Products                            $        --     $        --
       Natural Golf Field Sales                                  --              --
       Natural Golf Schools                                      --              --
       Corporate                                                 --          13,195
                                                        -----------     -----------
            Total expenditures for long lived assets    $        --     $    13,195
                                                        ===========     ===========

5.      SUBSEQUENT EVENT:

        Subsequent to February 28, 2005, the Company entered into discussions for a transaction that would involve the disposition of substantially all of the Company's assets in a re-organization under Chapter 11 of the Federal bankruptcy laws. The Company believes that this transaction is probable and will result in an estimated $150,000 impairment of its property and equipment, and accordingly recognized an impairment charge to write down its property and equipment by $150,000 at February 28, 2005. As such, management believes that the Company's assets, after the impairment, are currently stated at approximate liquidation value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and notes thereto for the year ended November 30, 2004 included in our Annual Report on Form 10-KSB.

OVERVIEW

         Subsequent to February 28, 2005, the Company entered into discussions for a transaction that would involve the disposition of substantially all of the Company's assets in a re-organization under Chapter 11 of the Federal bankruptcy laws. The Company believes that this transaction is probable and will result in an estimated $150,000 impairment of its property and equipment, and accordingly recognized an impairment charge to write down its property and equipment by $150,000 at February 28, 2005.

            The Company has historically reported net losses, including reporting a loss from operations of approximately $385,000 for the quarter ending February 28, 2005, and has a working capital deficit of approximately $1,484,000 as of February 28, 2005. In response to the losses generated, the Company has significantly reduced its overhead, including employees, in the fourth quarter of fiscal 2004, and is investigating funding options and more efficient customer acquisition channels. Also, during the first quarter of fiscal 2005, a significant supplier has discontinued the production of a certain line of golf clubs, which is considered significant for short-term revenues. If this supplier does not agree to start producing this line of clubs again, the Company will just continue to produce its own product lines. If substantial losses continue and/or the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company's ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, other than the impairment of property and equipment as noted above. However, management believes that the Company's assets, after the impairment, approximate liquidation value.

LIQUIDITY AND CAPITAL RESOURCES

         We incurred net losses of approximately $401,000 and $3 million for the first quarter of fiscal 2005 and 2004, respectively. Cash of $18,000 was generated from operations in the first quarter of 2005 compared with negative cash flow from operations of $4.6 million for the first quarter of fiscal 2004. While the losses have been substantially reduced, we have a negative working capital balance of $1.5 million. As such, there is substantial doubt as to our ability to continue operations as a going concern.

         On April 13, 2005 we received a letter from the American Stock Exchange ("Amex"), on which our common stock is quoted, stating that the Company does not meet the financial requirements for listed companies. The letter also states that the Company will have until April 27, 2005 to respond with a plan to meet the listing requirements. Amex will then review the plan and make a determination on whether or not our common stock is removed from listing on Amex. If our common stock is removed from listing on Amex, it may become more difficult for us to raise funds through the sales of our common stock or securities convertible into our common stock. Additionally, pending further developments, Amex has temporarily suspended trading of our common stock.

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2005 TO THREE MONTHS ENDED FEBRUARY 29, 2004

                                          Three Months Ended     Three Months Ended
                                          February 28, 2005      February 29, 2004
                                        ---------------------   ---------------------
                                          Amount   % of Sales     Amount   % of Sales
                                        ----------   --------   ----------   --------
Net sales                               $  942,503     100.0%   $1,370,710     100.0%

Gross profit                               479,364      50.9%      846,081      61.7%

Operating expenses:
  Selling expenses                         258,269      27.4%    1,048,415      76.5%
  General and administrative expenses      422,509      44.8%    1,253,425      91.4%
  Depreciation and amortization             33,575       3.6%       59,439       4.3%
  Impairment of property & equipment       150,000      15.9%           --       0.0%
                                        ----------   --------   ----------   --------
     Total operating expenses           $  864,353      91.7%   $2,361,279     172.2%

         Our consolidated net sales decreased $428,000, or approximately 31%, for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Due to a lack of capital, we did not invest in new customer marketing initiatives in the first quarter of 2005. Accordingly, net sales of initial instruction videos to new customers declined $150,000 compared to the prior year quarter. Additionally, net sales of clubs and related accessories declined $128,000 during the quarter due in part to the lesser number of customers acquired, as well as to not being able to issue the magazine that is typically issued to existing customers in the first quarter of the year to help drive sales. Net sales from golf instruction were similarly lower, down about 30%.

         Our consolidated gross profit percentage declined 10.8% in the first quarter of 2005. In September 2004 we began offering Callaway Golf clubs to our customers that have been customized to meet the requirements of the Natural Golf teaching method. Sales of these clubs, which represent a significant portion of our club sales in the first quarter, have a lower profit margin. Callaway discontinued producing this line of clubs for us in the latter part of the first quarter. The other primary reason for the lower margin can be attributed to the use of an extensive gift certificate promotion in fiscal 2005 in order to drive instruction and equipment sales.

         Operating expenses decreased by $1,497,000 in the first quarter of fiscal 2005 and decreased as a percentage of net sales from 172.2% in the first quarter of fiscal 2004 to 91.6% in the first quarter of fiscal 2005. The primary driver of the decrease was the $831,000 decrease in general and administrative expenses in the first quarter of fiscal 2005. Of this decrease, approximately $617,000 relates to personnel costs that resulted from a restructuring that began in the fourth quarter of 2004. Selling expenses decreased in 2005 both in absolute dollars and as a percentage of sales. In the first quarter of 2004 the Company incurred $450,000 in new customer acquisition expenses, primarily related to the development of a new infomercial and the airing of the existing infomercial. No such expenditures were incurred in the first quarter of 2005. Additionally, direct marketing to existing customers was curtailed in 2005 due to a lack of funds. In the first quarter of fiscal 2005 the Company recognized an impairment charge to write down its property and equipment by $150,000, as noted above.

         Interest expense decreased $1.5 million for the first quarter of fiscal 2005 compared to the similar period of 2005. Most of this interest expense incurred in 2004 was non-cash and relates to the amortization of deferred financing costs and debt discount associated with various notes issued to fund our working capital requirements prior to the closing of our initial public offering. The $1.5 million of interest expense incurred in the first quarter of fiscal 2004 includes about $458,000 of additional non-cash interest expense recorded due to the write-off of deferred financing costs and debt discount relating to the significant amount of notes paid off during the first quarter of fiscal 2004 utilizing the proceeds of the initial public offering. Had we not repaid this debt, such amounts would have been amortized as interest expense over the remaining terms of the notes. In the first quarter of fiscal 2004 we also recorded as interest expense $474,000, the fair value of warrants to purchase our common stock issued to holders of investor notes, which were required pursuant to a note provision upon the consummation of a "financing event" such as our initial public offering.

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

                                  INCOME TAXES

         Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax asset is related primarily to our net operating loss carry-forward. We have had net losses from inception and have concluded that it is more likely than not that all deferred income tax assets generated from operating losses through February 28, 2005 will not be realized. Accordingly, we have recognized a valuation allowance equal to the entire deferred income tax asset. The estimates for deferred tax assets and the corresponding valuation allowance require complex judgments. We periodically review those estimates for reasonableness. However, because the recoverability of deferred tax assets is directly dependent upon our future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

SEASONALITY AND ECONOMIC CONDITIONS

         Since consumers consider our products and services discretionary spending items, we may be adversely affected by a sustained economic downturn in the economy. Our second and third quarters are generally favorably affected due to the peak golf season in the United States and Canada, our primary markets.


ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported on a timely and accurate basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. We believe that our disclosure controls and procedures provide reasonable assurance.

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

PART II.  OTHER INFORMATION

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

   *Incorporated by reference from the Exhibits to our Registration Statement on Form SB-2 (Reg. No. 333-107802).

   (b) Reports on Form 8-K:

    On February 7, 2005, the Company furnished a current report on Form 8-K in connection with the material definitive agreements and the departure of an officer/director of the Company.

                            NATURAL GOLF CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATURAL GOLF CORPORATION


Date: April 19, 2005                /s/ Richard A. Magid
                                    --------------------
                                    (Signature)
                                    Richard A. Magid
                                    Chief Financial Officer, Chief Operating
                                    Officer, Secretary and Director
                                    (Principal Financial and Accounting Officer)